Form 10QSB
period 1996-03-31
KIRLIN HOLDING CORP
filed 1996-05-13
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X       Quarterly report pursuant to Section 13 or 15(d) of the
- ----      Securities Act of 1934

For the quarterly period ended March 31, 1996


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



               Delaware                                  11-3229358
    -------------------------------                      ----------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
                 ----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X  No   .
          ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 9, 1996, Issuer had outstanding 1,302,330 shares of Common Stock, par value $.0001 per share.


                            Page 1 of 12 Total Pages
                             Exhibit Index - Page 11

PART 1:           FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARY


Consolidated Statements of Financial Condition


                                                                                       March 31,           December 31,
                                                                                         1996                 1995
                                                                                    ----------------   ------------------
                                                                                      (Unaudited)
                                    ASSETS:

Cash                                                                                $       563,588    $         179,944
Securities Owned, at market value:
   U.S. government and agency obligations                                                 2,979,206            3,059,289
   State and municipal obligations                                                        1,207,087              688,374
   Corporate bonds and other securities                                                   5,535,256            5,015,643
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $378,831 and $340,208 for
   March 31, 1996 and December 31, 1995, respectively                                       514,606              484,096
Deferred Tax Asset                                                                            7,048              124,384
Other Assets                                                                                483,813              234,504
                                                                                    ----------------   ------------------

               Total assets                                                         $    11,290,604    $       9,786,234
                                                                                    ================   ==================

                     LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, but not yet purchased, at market value                          $     1,005,307    $       1,504,437
   Payable to clearing broker                                                             3,584,714            2,266,722
   Accrued compensation                                                                     869,015              407,623
   Accounts payable and accrued expenses                                                    428,485              411,045
                                                                                    ----------------   ------------------

               Total liabilities                                                          5,887,521            4,589,827
                                                                                    ----------------   ------------------

Commitments

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 1,302,330                                                          130                  130
   Additional paid-in capital                                                             5,329,536            5,329,536
   Retained earnings (accumulated deficit)                                                   73,417            (133,259)
                                                                                    ----------------   ------------------

               Total stockholders' equity                                                 5,403,083            5,196,407
                                                                                    ----------------   ------------------

               Total liabilities and stockholders'  equity                          $    11,290,604    $       9,786,234
                                                                                    ================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                        2

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Operations


                                                                     Three Months Ended
                                                                         March 31,
                                                            -------------------------------------
                                                                  1996                1995
                                                            -----------------   -----------------
                                                                        (Unaudited)
Revenues:
   Principal transactions, net                              $      2,774,817    $      1,387,210
   Commissions                                                     1,126,162             783,421
   Other income                                                       83,599              33,937
                                                            -----------------   -----------------

                                                                   3,984,578           2,204,568
                                                            -----------------   -----------------
Expenses:
   Employee compensation and benefits                              2,477,218           1,480,147
   Promotion and advertising                                         285,688             200,623
   Clearance and execution charges                                   254,150             115,290
   Occupancy and communications                                      331,631             221,838
   Professional fees                                                  30,818              38,595
   Interest                                                          107,937              11,815
   Other                                                              96,363              53,111
                                                            -----------------   -----------------

                                                                   3,583,805           2,121,419
                                                            -----------------   -----------------

               Income before provision for income taxes              400,773              83,149

Provision for income taxes                                           194,097              34,809
                                                            -----------------   -----------------

          Net income                                        $        206,676    $         48,340
                                                            =================   =================

Net income per common share                                 $            .16    $            .04
                                                            =================   =================

Weighted average common shares outstanding                         1,302,330           1,346,153





The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                3

KIRLIN HOLDING CORP. and SUBSIDIARY


Consolidated Statement of Changes in Stockholders' Equity


For the three months ended March 31, 1996
(Unaudited)

                                                                           (Accumulated
                                                                             Deficit)
                                   Common Stock             Additional       Retained
                            ----------------------------
                               Shares       Par Value        Capital         Earnings        Total
                            -------------  -------------   -------------   -------------  ------------
Stockholders' equity,
  January 1, 1996              1,302,330   $        130    $  5,329,536    $  (133,259)   $  5,196,407

Net income                                                                      206,676       206,676
                            -------------  -------------   -------------   -------------  ------------

Stockholders' equity,
  March 31, 1996               1,302,330   $        130    $  5,329,536    $     73,417   $  5,403,083
                            =============  =============   =============   =============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                    4

KIRLIN HOLDING CORP. and SUBSIDIARY


Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                          1996                 1995
                                                                                    ------------------   -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $       206,676      $       48,340
                                                                                    ------------------   -----------------
   Adjustments to reconcile net income to net
     cash used in operating activities:
         Depreciation and amortization                                                       38,623              30,000
         Amortization of stock options                                                                           12,690
         Deferred income taxes                                                              117,336              34,500
         (Increase) in securities owned, at market value                                  (958,243)         (3,046,380)
         Decrease in prepaid and deferred offering costs                                                        781,711
         (Increase) decrease in other assets                                              (249,309)              14,830
         (Decrease) increase in securities sold, but not
             yet purchased, at market value                                               (499,130)              98,295
         Increase (decrease) in payable to clearing broker                                1,317,992           (696,099)
         Increase in accrued compensation                                                   461,392              83,804
         Increase (decrease) in accounts payable and accrued expenses                        17,440           (396,262)
                                                                                    ------------------   -----------------

               Total adjustments                                                            246,101         (3,082,911)
                                                                                    ------------------   -----------------

               Net cash provided by (used in) operating activities                          452,777         (3,034,571)
                                                                                    ------------------   -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                              (69,133)           (115,975)
                                                                                    ------------------   -----------------

               Net cash used in investing activities                                       (69,133)           (115,975)
                                                                                    ------------------   -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                                   3,241,589
                                                                                    ------------------   -----------------

               Net cash provided by financing activities                                                      3,241,589
                                                                                    ------------------   -----------------

               Net increase in cash                                                         383,644              91,043

Cash and cash equivalents, beginning of period                                              179,944              42,919
                                                                                    ------------------   -----------------

               Cash, end of period                                                  $       563,588      $      133,962
                                                                                    ==================   =================

Supplemental information:
   Interest paid                                                                    $       137,649      $       11,968
   Income taxes paid                                                                $        31,100      $          311

The accompanying notes are an integral part of these consolidated financial statements.



KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



1.       Organization and Summary of Significant Accounting Policies


         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiary, Kirlin Securities, Inc. (collectively the "Company"). The Company, through Kirlin Securities, Inc. ("Kirlin"), is a full service, retail-oriented brokerage firm specializing in the trading and sale of fixed income securities, including collateralized mortgage obligations, corporate and municipal bonds, and government and government agency securities and, to a lesser extent, mutual funds and equity securities. The Company's only activities, other than investments, have been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation.
         Kirlin has offices in New York, New Jersey and California.

         Net income per common share for the three-month periods ended March 31, 1996 and 1995 is based on the weighted average number of shares outstanding for each period. Options to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an antidilutive effect.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.



2.       Income Taxes

         The Company files consolidated federal income tax returns and combined New York, New Jersey, and California State income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

         Three Months Ended March 31, 1996 compared with Three Months Ended March 31, 1995

         Total revenues for the three-month period ended March 31, 1996 increased 80.7% to $3,984,578 from $2,204,568 in the comparable period in 1995. This increase is attributable to decreasing interest rates, which resulted in an improved retail marketplace. As a result, principal transactions and commission business increased by 100% and 43.7%, respectively.

         Employee compensation and benefits in the three-month period ended March 31, 1996 increased 67.4% to $2,477,218 from $1,480,147 in the comparable period in 1995. This increase is primarily due to an increase in commission payments to the Company's traders and registered representatives as a result of higher revenues.

         Promotion and advertising for the three-month period ended March 31, 1996 increased 42.4% to $285,688 from $200,623 in the comparable period in 1995 primarily as a result of the Company's planned increase in advertising expenditures, primarily in radio advertising, in conjunction with the addition of branch offices on the East Coast and the usage of television as an additional media source.

         Clearance and execution charges in the three-month period ended March 31, 1996 increased 120% to $254,150 from $115,290 in the comparable period in 1995 as a result of higher trade ticket volume.

         Occupancy and communications costs in the three-month period ended March 31, 1996 increased 49.5% to $331,631 from $221,838 in the comparable period in 1995. This increase reflects higher rental costs associated with the establishment of branch offices.

         Professional fees in the three-month period ended March 31, 1996 decreased 20.2% to $30,818 from $38,595 in the comparable period in 1995 primarily as a result of a reduction in external consultation with outside professionals.

         Interest expense in the three-month period ended March 31, 1996 increased 814% to $107,937 from $11,815 in the comparable period in 1995 as a result of larger inventory positions held in the 1996 period upon which the Company is charged interest by its clearing broker.

         Income tax provision for the three-month period ended March 31, 1996 was $194,097 as compared to $34,809 in the comparable period in 1995. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.

         Net income of $206,676 in the three month-period ended March 31, 1996 compares to net income of $48,340 for the three-month period in 1995 primarily as a result of the increase in revenues from the same period in 1995.

Liquidity and Capital Resources

         Securities owned, at market value, at March 31, 1996 were $9,721,549 as compared to $8,763,309 at December 31, 1995. This 10.9% increase is attributable to an improved retail marketplace for corporate and equity securities, which increased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirements for securities is market driven, with a more active market and greater sales necessitating higher inventory levels. Approximately 85.2% of the Company's assets at March 31, 1996 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at March 31, 1996, increased to $514,606 as compared to $484,096 at December 31, 1995. This 6.3% increase results primarily from additional computer hardware, office furniture, and leasehold improvements purchased in connection with the establishment of the Company's branch offices.

         Deferred tax asset at March 31, 1996, decreased to $7,048 as compared to $124,384 at December 31, 1995. This 94.3% decrease reflects the adjustment for the current period's earnings.

         Other assets increased to $483,813 at March 31, 1996, from $234,501 at December 31, 1995, a 106% increase. This increase is primarily attributable to interest receivable on inventory held and advances to registered representatives.

         Securities sold short amounted to $1,005,307 at March 31, 1996 as compared to $1,504,437 at December 31, 1994. The short position at March 31, 1996 resulted primarily from several positions that were covered soon thereafter.

         Payable to clearing broker amounted to $3,584,714 at March 31, 1996 as compared to $2,266,722 at December 31, 1995. This 58.1% increase is a result of increased inventory purchases on margin.

         Accrued compensation was $869,015 at March 31, 1996 as compared to $407,623 at December 31, 1995, a 113% increase attributable to increased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $428,485 at March 31, 1996 as compared to $411,045 at December 31, 1995, a 4.2% decrease primarily attributable to interest payable related to securities sold short.

         The Company, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II: OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (3/31/96)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Kirlin Holding Corp.
                                  --------------------
                                  (Registrant)




Dated:   May 9, 1996              By:      /s/ Anthony J. Kirincic
                                     ------------------------------------------
                                          Anthony J. Kirincic
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Description                                        Page
- ------            -----------                                        ----
27.               Financial Data Schedule (3/31/96)                   12