Form 10QSB
period 1996-06-30
KIRLIN HOLDING CORP
filed 1996-08-08
CIK 930797

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of
- ---
     1934

For the quarterly period ended JUNE 30, 1996


___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)



               DELAWARE                             11-3229358
     -------------------------------              -------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


                 6901 JERICHO TURNPIKE, SYOSSET, NEW YORK  11791
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 5, 1996, Issuer had outstanding 1,302,330 shares of Common Stock, par value $.0001 per share.

                            Page 1 of 13 Total Pages


                             Exhibit Index - Page 12

PART 1:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION





                                                                        JUNE 30,     DECEMBER 31,
                                                                         1996           1995
                                                                      -----------    ------------
                                                                      (Unaudited)

                              ASSETS:
Cash                                                                  $   133,507    $   179,944
Securities Owned, at market value:
  U.S. government and agency obligations                                5,668,099      3,059,289
  State and municipal obligations                                       1,865,951        688,374
  Corporate bonds and other securities                                  5,261,135      5,015,643
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $421,432 and $340,208 for
  June 30, 1996 and December 31, 1995, respectively                       578,339        484,096
Deferred Tax Asset                                                         42,166        124,384
Other Assets                                                              518,482        234,504
                                                                      -----------    -----------
    Total assets                                                      $14,067,679    $ 9,786,234
                                                                      -----------    -----------
                                                                      -----------    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Securities sold, but not yet purchased, at market value             $ 1,443,427    $ 1,504,437
  Payable to clearing broker                                            5,342,377      2,266,722
  Accrued compensation                                                    929,697        407,623
  Accounts payable and accrued expenses                                   726,844        411,045
                                                                      -----------    -----------
    Total liabilities                                                   8,442,345      4,589,827
                                                                      -----------    -----------

Commitments

Stockholders' Equity:
  Common stock, $.0001 par value; authorized 15,000,000 shares,
   issued and outstanding 1,302,330                                            130           130
  Additional paid-in capital                                             5,329,536     5,329,536
  Retained earnings (accumulated deficit)                                  295,668      (133,259)
                                                                      ------------   -----------
    Total stockholders' equity                                           5,625,334     5,196,407
                                                                      ------------   -----------
    Total liabilities and stockholders'  equity                       $ 14,067,679   $ 9,786,234
                                                                      ------------   -----------
                                                                      ------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE-MONTHS ENDED                     SIX-MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                               ----------------------------      ----------------------------
                                                  1996             1995              1996              1995
                                               -----------  ---------------      -------------   ------------
                                                      (Unaudited)                         (Unaudited)
Revenues:
    Principal transactions, net                $ 3,099,497     $  1,474,099       $5,874,314      $ 2,861,309
    Commissions and fees                         1,118,227          782,607        2,244,389        1,566,028
    Other income                                   106,338           39,044          189,937           72,981
                                               -----------     ------------       ----------      -----------

                                                 4,324,062        2,295,750        8,308,640        4,500,318
                                               -----------     ------------       ----------      -----------
Expenses:
    Employee compensation and benefits           2,617,066        1,339,892        5,094,284        2,820,039
    Promotion and advertising                      350,492          188,699          636,180          389,322
    Clearance and execution charges                220,610          182,298          474,760          297,588
    Occupancy and communications                   399,905          272,297          731,536          494,135
    Professional fees                               64,416          105,405           95,234          144,000
    Interest                                       104,988           50,873          212,925           62,688
    Other                                          114,567           68,853          210,930          121,964
                                               -----------     ------------        ---------      -----------

                                                 3,872,044        2,208,317        7,455,849        4,329,736
                                               -----------     ------------        ---------      -----------

          Income before provision for
             income taxes                          452,018           87,433          852,791          170,582

Provision for income taxes                         229,767           39,093          423,864           73,902
                                               -----------     ------------        ---------      -----------

          Net income                           $   222,251     $     48,340         $428,927      $    96,680
                                               -----------     ------------        ---------      -----------
                                               -----------     ------------        ---------      -----------

Net income per common share                    $      0.17     $       0.04         $   0.33      $      0.07
                                               -----------     ------------        ---------      -----------
                                               -----------     ------------        ---------      -----------

Weighted average common shares outstanding       1,302,330        1,302,330        1,302,330        1,324,192

Primary and Fully Diluted Net income
     per common share                          $      0.14                       $      0.28
                                               -----------                       -----------
                                               -----------                       -----------


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX-MONTHS ENDED JUNE 30, 1996
(UNAUDITED)



                                                                               (ACCUMULATED
                                      COMMON STOCK               ADDITIONAL      DEFICIT)
                              ----------------------------         PAID-IN       RETAINED
                                SHARES          PAR VALUE          CAPITAL       EARNINGS           TOTAL
                              ----------      ------------       ----------     ------------       --------

  Stockholders' equity,
  January 1, 1996               1,302,330   $          130    $    5,329,536   $  (133,259)    $    5,196,407

  Net income                                                                       428,927            428,927
                              -----------   --------------    --------------   -----------     --------------
  Stockholders' equity,
  June 30, 1996                 1,302,330   $          130    $    5,329,536   $   295,668     $    5,625,334
                              -----------   --------------    --------------   -----------     --------------
                              -----------   --------------    --------------   -----------     --------------


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               SIX-MONTHS ENDED
                                                                                    JUNE 30,
                                                                    ----------------------------------
                                                                         1996                 1995
                                                                    ----------------    --------------

                                                                                 (Unaudited)
Cash flows from operating activities:
  Net income                                                        $       428,927    $        96,680
                                                                    ---------------    ---------------

  Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization                                          81,224             60,000
      Amortization of stock options                                                             25,380
      Deferred income taxes                                                  82,218             70,776
      (Increase) in securities owned, at market value                   (4,031,879)        (7,507,111)
      Decrease in prepaid and deferred offering costs                                          781,711
      (Increase) in other assets                                          (283,978)           (63,228)
      (Decrease) increase in securities sold, but not
      yet purchased, at market value                                       (61,010)          1,146,746
      Increase in payable to clearing broker                              3,075,655          2,447,750
      Increase in accrued compensation                                      522,074            170,645
      Increase (decrease) in accounts payable and accrued expenses          315,799          (282,226)
                                                                    ---------------     --------------

         Total adjustments                                                (299,897)        (3,149,557)
                                                                    ---------------     --------------

         Net cash provided by (used in) operating activities                129,030        (3,052,877)
                                                                     ---------------    --------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements             (175,467)          (220,389)
                                                                    ----------------    --------------

         Net cash used in investing activities                            (175,467)          (220,389)
                                                                    ---------------     --------------

Cash flows from financing activities:
  Issuance of common stock                                                                   3,241,589
                                                                    ---------------     --------------
         Net cash provided by financing activities                                           3,241,589
                                                                    ---------------     --------------

         Net decrease in cash                                              (46,437)           (31,677)

Cash and cash equivalents, beginning of period                              179,944             42,919
                                                                    ---------------     --------------
         Cash, end of period                                                133,507             11,242
                                                                    ---------------     --------------
                                                                    ---------------     --------------

Supplemental information:
  Interest paid                                                     $       217,150     $       58,649
  Income taxes paid                                                 $        41,900     $        3,126


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

     Net income per common share for the three and six-month periods ended June 30, 1996 and 1995 is based on the weighted average number of shares outstanding for each period based on the modified treasury stock method. For the three and six-month periods ended June 30, 1996 primary and fully diluted net income per common share has also been calculated since options to purchase common stock have a dilutive effect. Accounting Principles Board Opinion No. 15, "Earnings per Share", limits the assumed repurchase of shares under the treasury stock method to 20 percent of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be invested in U.S. government securities or commercial paper. Therefore, net income is adjusted for assumed interest income, net of applicable income taxes for purposes of these calculations. For the three and six-month periods ended June 30, 1996 primary and fully diluted net income per common share was computed by dividing net income, adjusted to include interest income, net of applicable income taxes, from U.S. government securities or commercial paper, by the weighted average number of shares of common stock plus the additional common shares resulting from the assumed conversion of all options to purchase common stock at the beginning of the period. The weighted average number of shares of common stock outstanding and adjusted net income for primary and fully diluted net income per common share are as follows:




                                                          THREE-MONTHS       SIX-MONTHS
                                                             ENDED             ENDED
                                                          JUNE 30, 1996     JUNE 30, 1996
                                                          -------------     -------------
                                                                    (UNAUDITED)
PRIMARY NET INCOME PER COMMON SHARE

    Net Income                                            $      222,251    $      428,927
    Plus: Estimated proceeds from investment in
             U.S. government securities or
             commercial paper, net of taxes                       15,551            34,682
                                                          --------------    --------------

                Net Income used in per share calculation  $      237,802    $      463,609
                                                          --------------    --------------
                                                          --------------    --------------

    Weighted average number of shares outstanding              1,302,330         1,302,330

    Plus: Net effect of dilutive stock options based on
              the modified treasury stock method using
              the average market price of common stock           353,317           353,317
                                                          --------------    --------------

                  Total shares                                 1,655,647         1,655,647
                                                          --------------    --------------
                                                          --------------    --------------

                    Net income per common share           $         0.14    $         0.28
                                                          --------------    --------------
                                                          --------------    --------------



KIRLIN HOLDING CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)




FULLY DILUTED NET INCOME PER COMMON SHARE
- -----------------------------------------
  Net Income                                               $   222,251    $   428,927
  Plus: Estimated proceeds from investment
           in U.S. government securities or
           commercial paper, net of taxes                       13,613         27,227
                                                            -----------    -----------
             Net Income used in per share calculation      $   235,864    $   456,154
                                                            -----------    -----------
                                                            -----------    -----------
  Weighted average number of shares outstanding              1,302,330      1,302,330

  Plus: Net effect of dilutive stock options based on
           the modified treasury stock method using
           the end of period market price of common stock
           if higher than average market price                 353,317        353,317

                Total shares                                 1,655,647      1,655,647
                                                            -----------    -----------
                                                            -----------    -----------
                  Net income per common share              $      0.14    $      0.28
                                                            -----------    -----------
                                                            -----------    -----------



    For the three and six-month periods ended June 30, 1995 options to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an antidilutive effect.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Total revenues for the three and six-month periods ended June 30, 1996 increased 88.4% and 84.6% to $4,324,062 and $8,308,640, respectively, from the comparable periods in 1995. This increase is attributable to income generated from the Company's investment banking and retail brokerage activities. As a result, principal transactions, net increased by 110% and 105%, respectively, for the three and six-month periods ended June 30, 1996 from the comparable periods in 1995.

    Employee compensation and benefits for the three and six-month periods ended June 30, 1996 increased 95.3% and 80.6%, respectively, to $2,617,066 and $5,094,284 from the comparable periods in 1995. This increase is primarily due to an increase in commission payments to the Company's traders and registered representatives as a result of higher revenues.

    Promotion and advertising for the three and six-month periods ended June
30, 1996 increased 85.7%  and 63.4%, respectively, to $350,492 and $636,180 from the comparable periods in 1995 primarily as a result of the Company's planned increased of advertising expenditures, primarily in television advertising on the east coast for fixed income securities.

    Clearance and execution charges for the three and six-month periods ended June 30, 1996 increased 21% and 59.5%, respectively, to $220,610 and $474,760 from the comparable periods in 1995. The increase in the three and six-month period is a result of overall higher ticket volume.

    Occupancy and communications costs for the three and six-month periods ended June 30, 1996 increased 46.9% and 48% , respectively, to $399,905 and $731,536 from the comparable periods in 1995. This increase is a result of the establishment and operations of four branch offices on the east and west coast.

    Professional fees for the three and six-month periods ended June 30, 1996 decreased 38.9% and 33.9% to $64,416 and $95,234 from the comparable periods in 1995 primarily as a result of a shift of work performed by outside consultants to internal professional staff.


    Interest expense for the three and six-month periods ended June 30, 1996 increased 106% and 240%, respectively, to $104,988 and $212,925 from the comparable periods in 1995 as a result of larger inventory positions held in the 1996 period upon which the Company is charged interest by its clearing broker.

    Other expenses for the three and six-month periods ended June 30, 1996 increased 66.4% and 72.9%, respectively, to $114,567 and $210,930 from the comparable periods in 1995 as a result of an increase in general office expenses primarily as a result of the establishment of branch offices on the east and west coast.

    Income tax provision for the three and six-month periods ended June 30, 1996 were $229,767 and $423,864, respectively. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.

    Net income of $222,251 and $428,927, respectively, for the three and six-month periods ended June 30, 1996 compares to net income of $48,430 and $96,680, respectively, for the three and six-month periods in 1995 primarily as a result of increased revenues in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Securities owned, at market value, at June 30, 1996 were $12,795,185 as compared to $8,763,309 at December 31, 1995. This 46% increase is attributable to an improved retail marketplace for corporate and equity securities, which increased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirements for securities is market driven, with a more active market and greater sales necessitating higher inventory levels. Approximately 88.9% of the Company's assets at June 30, 1996 were comprised of cash and highly liquid securities.

    Furniture, fixtures and leasehold improvements, net, at June 30, 1996, increased to $578,339 as compared to $484,096 at December 31, 1995. This 19.5% increase results primarily from additional computer hardware, office furniture, and leasehold improvements purchased in connection with the establishment of a branch office on the east coast and conversion of the Company's operational and quotation system.

    Deferred tax asset at June 30, 1996, decreased to $42,166 as compared to $124,384 at December 31, 1995. This 66% decrease reflects the adjustment for the current period's earnings.

    Other assets increased to $518,482 at June 30, 1996, from $234,501 at December 31, 1995, a 121% increase. This increase is primarily attributable to interest receivable on inventory held and advances to registered representatives.

    Securities sold short amounted to $1,443,427 at June 30, 1996 as compared to $1,504,437 at December 31, 1995. The short position at June 30, 1996 was significantly covered soon thereafter.

    Payable to clearing broker amounted to $5,342,377 at June 30, 1996 as compared to $2,266,722 at December 31, 1995. This 136% increase is a result of increased inventory purchases on margin.

    Accrued compensation was $929,697 at June 30, 1996 as compared to $407,623 at December 31, 1995, a 128% increase attributable to increased revenues upon which commission income to registered representatives is based.

    Accounts payable and accrued expenses were $726,844 at June 30, 1996 as compared to $411,045 at December 31, 1995, a 76.8% increase primarily attributable to current taxes payable.

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

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company held its Annual Meeting of Stockholders on June 21, 1996. At the meeting two directors, David O. Lindner and Edward J. Casey, were re-elected for a three-year term by the following vote:

                                  FOR            AUTHORITY WITHHELD
                                  ---            ------------------

           Lindner             1,203,080                3,000

           Casey               1,203,210                2,870


         At the meeting, the stockholders also approved the adoption of the 1996 Stock Plan by the following vote:

           FOR          AGAINST        ABSTAIN        NOT VOTED
           ---          -------        -------        ---------

          851,952         7,250          2,500          344,378


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.10 1996 Stock Plan [incorporated by reference to Appendix A to the Company's definative proxy dated May 8, 1996].

              27.       Financial Data Schedule (6/30/96)

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



                                  KIRLIN HOLDING CORP.
                                  --------------------
                                  (Registrant)




Dated:  August 5, 1996               By:  /s/ Anthony J. Kirincic
                                         ---------------------------------------
                                          Anthony J. Kirincic
                                          President and Chief Financial Officer

                                    EXHIBIT INDEX

Exhibit
Number        Description                             Page
- -------       -----------                             ----

27.           Financial Data Schedule (6/30/96)        13