Form 10QSB
period 1996-09-30
KIRLIN HOLDING CORP
filed 1996-11-13
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of
----- 1934

For the quarterly period ended September 30, 1996

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

                                 (800) 899-9400
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 11, 1996, Issuer had outstanding 1,302,330 shares of Common Stock, par value $.0001 per share.


                            Page 1 of 13 Total Pages
                             Exhibit Index - Page 12

PART 1:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Financial Condition

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)
                       ASSETS:

Cash                                                  $    84,172   $   179,944
Securities Owned, at market value:
  U.S. government and agency obligations               18,281,813     3,059,289
  State and municipal obligations                       2,135,988       688,374
  Corporate bonds and other securities                  8,548,833     5,015,643
Furniture, Fixtures and Leasehold Improvements,
  at cost, net of accumulated depreciation
  of $468,376 and $340,208 for
  September 30, 1996 and December 31, 1995,               651,854       484,096
  respectively
Deferred Tax Asset                                                      124,384
Other Assets                                              532,640       234,504
                                                      -----------   -----------
          Total assets                                $30,235,300   $ 9,786,234
                                                      ===========   ===========

        LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
  Securities sold, but not yet purchased,
    at market value                                   $   934,030   $ 1,504,437
  Payable to clearing broker                           21,138,914     2,266,722
  Accrued compensation                                  1,119,121       407,623
  Accounts payable and accrued expenses                   832,883       411,045
  Deferred Tax Liability                                  270,937
                                                      -----------   -----------
          Total liabilities                            24,295,885     4,589,827
                                                      -----------   -----------

Commitments

Stockholders' Equity:
  Common stock, $.0001 par value; authorized
    15,000,000 shares, issued and
    outstanding 1,302,330                                     130           130
  Additional paid-in capital                            5,329,536     5,329,536
  Retained earnings (accumulated deficit)                 609,749      (133,259)
                                                      -----------   -----------

          Total stockholders' equity                    5,939,415     5,196,407
                                                      -----------   -----------

          Total liabilities and
            stockholders' equity                      $30,235,300   $ 9,786,234
                                                      ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Operations

                                         Three-Months Ended      Nine-Months Ended
                                            September 30,           September 30,
                                      -----------------------  -----------------------
                                         1996         1995         1996        1995
                                      ----------  -----------  -----------  ----------
                                           (Unaudited)              (Unaudited)
Revenues:
  Principal transactions, net         $3,204,057  $ 1,177,821  $ 9,078,371  $4,039,130
  Commissions                          1,066,604    1,397,559    3,310,993   2,963,587
  Other income                           103,743       42,032      293,680     115,013
                                      ----------  -----------  -----------  ----------

                                       4,374,404    2,617,412   12,683,044   7,117,730
                                      ----------  -----------  -----------  ----------
Expenses:
  Employee compensation and benefits   2,397,118    1,623,221    7,491,402   4,443,260
  Promotion and advertising              434,853      204,434    1,071,033     593,756
  Clearance and execution charges        274,815      189,993      749,575     487,581
  Occupancy and communications           418,882      303,474    1,150,418     797,609
  Professional fees                       47,786       51,512      143,020     195,512
  Interest                               150,588       56,519      363,513     119,207
  Other                                  117,364       71,786      328,294     193,750
                                      ----------  -----------  -----------  ----------

                                       3,841,406    2,500,939   11,297,255   6,830,675
                                      ----------  -----------  -----------  ----------

    Income before provision for
      income taxes                       532,998      116,473    1,385,789     287,055

Provision for income taxes               218,917       47,917      642,781     121,819
                                      ----------  -----------  -----------  ----------

    Net income                        $  314,081  $    68,556  $   743,008     165,236
                                      ==========  ===========  ===========  ==========

Net income per common share           $     0.24  $      0.05  $      0.57        0.13
                                      ==========  ===========  ===========  ==========

Weighted average common shares
  outstanding                          1,302,330    1,302,330    1,302,330   1,308,412

Primary Net income per common share   $     0.20               $      0.48
                                      ==========               ===========

Fully Diluted Net income per common
share                                 $     0.20               $      0.47
                                      ==========               ===========


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

For the nine-months ended September 30, 1996
(Unaudited)

                        Common Stock               (Accumulated
                      ----------------  Additional   Deficit)
                                  Par    Paid-in     Retained
                       Shares    Value   Capital     Earnings       Total
                      ---------  -----  ----------  ----------   ----------
Stockholders' equity,
  January 1, 1996     1,302,330  $ 130  $5,329,536  $ (133,259)  $5,196,407

Net income                                             743,008      743,008
                      ---------  -----  ----------  ----------   ----------
Stockholders' equity,
  September 30, 1996  1,302,330  $ 130  $5,329,536  $  609,749   $5,939,415
                      =========  =====  ==========  ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Cash Flows

                                                       Nine-Months Ended
                                                         September 30,
                                                  --------------------------
                                                       1996         1995
                                                  ------------   -----------
                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                      $    743,008   $   165,236
                                                  ------------   -----------
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                      128,168        90,000
    Amortization of stock options                                     38,070
    Deferred income taxes                              395,321       118,692
    (Increase) in securities owned, at
     market value                                  (20,203,328)   (5,902,629)
    Decrease in prepaid and deferred offering
     costs                                                           781,711
    (Increase) in other assets                        (298,136)      (30,991)
    (Decrease) increase in securities sold,
     but not yet purchased, at market value           (570,407)       63,766
    Increase in payable to clearing broker          18,872,192     1,992,143
    Increase in accrued compensation                   711,498       230,756
    Increase (decrease) in accounts
     payable and accrued expenses                      421,838      (242,151)
                                                  ------------   -----------
       Total adjustments                              (542,854)   (2,860,633)
                                                  ------------   -----------
       Net cash provided by (used in) operating
        activities                                     200,154    (2,695,397)
                                                  ------------   -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and leasehold
      improvements                                    (295,926)     (307,738)
                                                  ------------   -----------
       Net cash used in investing activities          (295,926)     (307,738)
                                                  ------------   -----------
Cash flows from financing activities:
  Issuance of common stock                                         3,241,589
                                                  ------------   -----------
       Net cash provided by financing activities                   3,241,589
                                                  ------------   -----------
       Net (decrease) increase in cash                 (95,772)      238,454

Cash and cash equivalents, beginning of period         179,944        42,919
                                                  ------------   -----------
       Cash, end of period                        $     84,172   $   281,373
                                                  ============   ===========
Supplemental information:
  Interest paid                                   $    386,537   $   117,781
  Income taxes paid                               $     44,452   $     4,106


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

      Net income per common share for the three and nine-month periods ended September 30, 1996 and 1995 is based on the weighted average number of shares outstanding for each period based on the modified treasury stock method. For the three and nine-month periods ended September 30, 1996 primary and fully diluted net income per common share has also been calculated since options to purchase common stock have a dilutive effect. Accounting Principles Board Opinion No. 15, "Earnings per Share", limits the assumed repurchase of shares under the treasury stock method to 20 percent of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be invested in U.S. government securities or commercial paper. Therefore, net income is adjusted for assumed interest income, net of applicable income taxes for purposes of these calculations. For the three and nine-month periods ended September 30, 1996 primary and fully diluted net income per common share was computed by dividing net income, adjusted to include interest income, net of applicable income taxes, from U.S. government securities or commercial paper, by the weighted average number of shares of common stock plus the additional common shares resulting from the assumed conversion of all options to purchase common stock at the beginning of the period. The weighted average number of shares of common stock outstanding and adjusted net income for primary and fully diluted net income per common share are as follows:

                                                    Three-Months   Nine-Months
                                                        Ended         Ended
                                                      September     September
                                                      30, 1996      30, 1996
                                                    ------------   ----------
                                                           (Unaudited)
        Primary Net Income Per Common Share
        -----------------------------------
        Net Income                                   $  314,081    $  743,008
        Plus: Estimated proceeds from
          investment in U.S. government
          securities or commercial paper,
          net of taxes                                   13,407        47,839
                                                     ----------    ----------
          Net Income used in per
            share calculation                        $  327,488    $  790,847
                                                     ==========    ==========
        Weighted average number of shares
        outstanding                                   1,302,330     1,302,330

        Plus: Net effect of dilutive
          stock options based on
          the modified treasury stock
          method using the average market
          price of common stock                         351,317       351,317
                                                     ----------    ----------
          Total shares                                1,653,647     1,653,647
                                                     ==========    ==========
            Net income per common share              $     0.20    $     0.48
                                                     ==========    ==========

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

          Fully Diluted Net Income Per Common Share
          -----------------------------------------
            Net Income                               $  314,081    $  743,008
            Plus: Estimated proceeds from
              investment in U.S. government
              securities or commercial paper,
              net of taxes                               12,463        37,388
                                                     ----------    ----------
              Net Income used in per
               share calculation                     $  326,544    $  780,396
                                                     ==========    ==========
            Weighted average number of shares
              outstanding                             1,302,330     1,302,330

            Plus: Net effect of dilutive
            stock options based on the modified
            treasury stock method using
            the end of period market price
            of common stock if higher than
            average market price                        351,317       351,317
                                                     ----------    ----------
              Total shares                            1,653,647     1,653,647
                                                     ==========    ==========
                Net income per common share          $     0.20    $     0.47
                                                     ==========    ==========

      For the three and nine-month periods ended September 30, 1995 options to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an antidilutive effect.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      Total revenues for the three and nine-month periods ended September 30, 1996 increased 67.1% and 78.2% to $4,374,404 and $12,683,044, respectively, from the comparable periods in 1995. This increase is attributable to income generated from the Company's investment banking and retail brokerage activities, which is reflective of the general market conditions. As a result, principal transactions, net increased by 172% and 125%, respectively, for the three and nine-month periods ended September 30, 1996 from the comparable periods in 1995 directly reflective of the increases in the prices of the shares underlying the restricted shares and underwriter warrants the Company holds.

      Employee compensation and benefits for the three and nine-month periods ended September 30, 1996 increased 47.7% and 68.6%, respectively, to $2,397,118 and $7,491,402 from the comparable periods in 1995. This increase is primarily due to an increase in commission payments to the Company's traders and registered representatives as a result of higher revenues.

      Promotion and advertising for the three and nine-month periods ended September 30, 1996 increased 113% and 80.4%, respectively, to $434,853 and $1,071,033 from the comparable periods in 1995 primarily as a result of the Company's planned increased of advertising expenditures, primarily in television advertising on the east coast for fixed income securities.

      Clearance and execution charges for the three and nine-month periods ended September 30, 1996 increased 44.6% and 53.7%, respectively, to $274,815 and $749,575 from the comparable periods in 1995. The increase in the three and six-month period is a result of overall higher ticket volume.

      Occupancy and communications costs for the three and nine-month periods ended September 30, 1996 increased 38% and 44.2% , respectively, to $418,882 and $1,150,418 from the comparable periods in 1995. This increase is a result of the establishment and operations of four branch offices on the east and west coast.

      Professional fees for the three and nine-month periods ended September 30, 1996 decreased 7.2% and 26.8% to $47,786 and $143,020 from the comparable periods in 1995 primarily as a result of a shift of work performed by outside consultants to internal professional staff.

      Interest expense for the three and nine-month periods ended September 30, 1996 increased 166% and 205%, respectively, to $150,588 and $363,513 from the comparable periods in 1995 as a result of larger inventory positions held in the 1996 period upon which the Company is charged interest by its clearing broker.

      Other expenses for the three and nine-month periods ended September 30, 1996 increased 63.5% and 69.4%, respectively, to $117,364 and $328,294 from the comparable periods in 1995 as a result of an increase in general office expenses primarily as a result of the establishment of branch offices on the east and west coast.

      Income tax provision for the three and nine-month periods ended September 30, 1996 were $218,917 and $642,781, respectively. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.

      Net income of $314,081 and $743,008, respectively, for the three and nine-month periods ended September 30, 1996 compares to net income of $68,556 and $165,236, respectively, for the three and nine-month periods in 1995 primarily as a result of increased revenues in 1996.

Liquidity and Capital Resources

      Securities owned, at market value, at September 30, 1996 were $28,966,634 as compared to $8,763,306 at December 31, 1995. This 231% increase is primarily attributable to specific retail orders in which the related inventory was reduced shortly thereafter. This increase is also attributable to an improved retail marketplace for fixed income and equity securities, which increased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirements for securities is market driven, with a more active market and greater sales necessitating higher inventory levels. Approximately 92% of the Company's assets at September 30, 1996 were comprised of cash and highly liquid securities.

      Furniture, fixtures and leasehold improvements, net, at September 30, 1996, increased to $651,854 as compared to $484,096 at December 31, 1995. This 34.7% increase results primarily from additional computer hardware, office furniture, and leasehold improvements purchased in connection with the establishment of a branch office on the east coast and conversion of the Company's operational and quotation system.

      Deferred tax asset at September 30, 1996, decreased 100% as compared to $124,384 at December 31, 1995. This decrease reflects the adjustment for the current period's earnings.

      Other assets increased to $532,640 at September 30, 1996, from $234,504 at December 31, 1995, a 127% increase. This increase is primarily attributable to interest receivable on inventory held and advances to registered representatives.

      Securities sold short amounted to $934,030 at September 30, 1996 as compared to $1,504,437 at December 31, 1995. A portion of the short position at September 30, 1996 was covered soon thereafter.

      Payable to clearing broker amounted to $21,138,914 at September 30, 1996 as compared to $2,266,722 at December 31, 1995. This 833% increase is a result of increased inventory purchases on margin.

      Accrued compensation was $1,119,121 at September 30, 1996 as compared to $407,623 at December 31, 1995, a 175% increase attributable to increased revenues upon which commission income to registered representatives is based.

      Accounts payable and accrued expenses were $832,883 at September 30, 1996 as compared to $411,045 at December 31, 1995, a 103% increase primarily attributable to accrued promotion and current taxes payable.

      Deferred tax liability at September 30, 1996, increased 100% to $270,937 as compared to December 31, 1995. This increase reflects the adjustment for the current period's earnings.

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

                  27. Financial Data Schedule (9/30/96)

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


                                          Kirlin Holding Corp.
                                          --------------------
                                          (Registrant)



Dated: November 11, 1996                  By: /s/ Anthony J. Kirincic
                                             ------------------------
                                                  Anthony J. Kirincic
                                                  President and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description                               Page
------      -----------                               ----

27.         Financial Data Schedule (9/30/96)           13