Form 10-K
period 1996-12-31
KIRLIN HOLDING CORP
filed 1997-03-28
CIK 930797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended                December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to

Commission file number 0-25336

                              KIRLIN HOLDING CORP.
                 (Name of small business issuer in its charter)

          Delaware                                    11-3229358
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 6901 Jericho Turnpike, Syosset, New York                     11791
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:   (800) 899-9400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the Annual Meeting of Shareholders to be held in June 1996 which will be filed by the issuer within 120 days after the close of its fiscal year.

     State issuer's revenues for its most recent fiscal year: $16,505,554.

     As of March 14, 1997, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the Nasdaq SmallCap Market) held by non-affiliates of the issuer was $5,923,300. At March 14, 1997, 1,302,330 shares of issuer's Common Stock were outstanding.

                                     PART I



ITEM 1.           BUSINESS.

General

         Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment banking through Kirlin Securities, Inc. ("Kirlin"), its operating subsidiary. Kirlin is registered as a broker-dealer and investment advisor with the Securities and Exchange Commission ("Commission") and is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Kirlin is a full service retail-oriented brokerage firm, specializing in the trading and sale of fixed income securities, including collateralized mortgage obligations, corporate and municipal bonds, and government and government agency securities and, to a lesser extent, mutual funds and equity securities, which are offered and sold through Kirlin's sales force to its customers. At December 31, 1996, the Company maintained over 14,000 retail customer accounts, which held over $645 million in assets. The Company's revenues are generated primarily from principal trading activities and brokerage transactions. Kirlin is currently licensed to conduct activities as a broker-dealer in the District of Columbia and in 34 states, and operates primarily from its headquarters in Syosset, New York, as well as three branch offices located in California and New Jersey.

         The Company was incorporated under the laws of the State of Delaware on July 28, 1994 to serve as a holding company for Kirlin. Kirlin was incorporated under the laws of the State of Delaware on January 6, 1988 and became a wholly-owned subsidiary of the Company on October 20, 1994. All references to the Company, unless the context requires otherwise, refers to the Company and Kirlin.

         On January 18, 1995, the Company completed an initial public offering of its common stock, $.0001 par value, selling 402,330 shares at $10 per share and raising net proceeds of $3,241,589.

Principal Transactions

         Most of the Company's revenues in the last several years (59.6% in 1994, 57.4% in 1995 and 71.1% in 1996) have been derived from principal trading activities, consisting principally of fixed income securities, including corporate debt, United States government and government agency securities, collateralized mortgage obligations and municipal bonds. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. In particular, the Company's principal trading focus and retail sales have concentrated on collateralized mortgage obligations. The Company has attempted to and will continue to diversify its business in the fixed income markets. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations.

         The Company also engages in proprietary trading, including market-making, in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. At March 14, 1997, the Company made a market in the equity securities of 20 companies.

Commission Business

         A significant portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The largest portion of the Company's commission revenue is derived from brokerage transactions involving mutual fund securities. The Company currently has agreements with 48 mutual fund management companies pursuant to which the Company sells shares in approximately 100 mutual funds. Mutual fund commissions are derived from standard dealers' discounts which range from approximately 1% to 8% of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds. To a lesser extent, the Company's commission business also involves brokerage transactions in exchange listed and over-the-counter corporate securities for its customers. To date, the Company's activities in this area have been limited.

Money Management

         In the latter half of 1996, the Company launched a Managed Asset Portfolio Program ("MAPP") to manage the financial assets of its clients, for which it receives a quarterly management fee based upon the value of assets under management.

Investment Banking

         Investment  banking revenue is derived  principally  from  underwriting fees, commissions and expense allowances in connection with underwriting activities. To date, the Company's investment banking activities have consisted of co-underwriting an initial public offering and acting as co-placement agent in a private placement in 1996, co-underwriting an initial public offering and acting as the placement agent in two private placements in 1995, and acting as placement agent in private placements in 1994 and 1993. The Company also participates as a member of the underwriting syndicate and selling group member from time to time in unit trust and equity offerings. The Company believes that investment banking activities present significant opportunities for its business. The extent of the Company's underwriting activities is dependent upon its net capital position prior to making a commitment to purchase securities, its retail distribution capabilities and market conditions for public offerings.

         Although the Company does not currently anticipate that underwriting will be the primary focus of its business, its expansion in this area involves certain risks. Because underwriting syndicates commit to purchase securities at a discount from the initial public offering price, underwriters are exposed to substantial losses in the event that the securities cannot be sold or must be sold below syndicate cost. In the last several years, investment banking firms have increasingly underwritten corporate offerings with fewer syndicate participants and, in many cases, without a syndicate. In such cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under federal securities laws, other laws and court decisions with respect to underwriter's liability and limitations on indemnification by issuers, an underwriter is exposed to substantial potential liability for misstatements or omissions of material facts in prospectuses or other communications with respect to securities offerings.

         As a complement to its investment banking business, the Company also engages in merchant banking activities. From time to time the Company is presented with opportunities to invest, through debt or equity or combination of both, in other companies in a variety of industries. Such investments are speculative and involve a high degree of risk for which the Company may receive significant profits, but no assurance can be given that such will be the case. Merchant banking investments typically are of a longer term nature than the Company's trading activities and therefore increase the Company's exposure to market risks and restrict the use of the Company's capital for longer periods of time. At December 31, 1996, the Company had approximately $550,000 of its capital in two companies in connection with this activity.

Clearing Broker

         The Company does not hold any funds or securities of its customers. The Company currently utilizes, on a fully disclosed basis, the services of Correspondent Services Corporation, a wholly-owned subsidiary of PaineWebber Incorporated, as its clearing broker, which, on a fee basis, processes all securities transactions for the Company and the accounts of its customers.
Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000, and additional protection is provided through Aetna Casualty and Surety Co. for an additional $5,000,000 per regular account, $10,000,000 per individual retirement account and $50,000,000 per resource management account and business services account. The services of a clearing broker include billing and credit control, and receipt, custody and delivery of securities, for which the Company pays a portion of the commissions it receives from customer transactions. The clearing broker in effect provides a "back office" for the Company's brokerage activities, freeing the Company from the need and expense of creating its own such capability. Pursuant to the terms of the Company's agreement with its clearing broker, the Company has agreed to indemnify and hold its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, the Company would be obligated to indemnify the clearing broker for any resulting losses. The Company, to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

Government Regulation

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Commission, various state agencies and self-regulatory organizations, such as the NASD and the Municipal Securities Rulemaking Board ("MSRB"). Kirlin is registered as a broker-dealer and investment advisor with the Commission and is a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD (which also enforces the rules of the MSRB with respect to the Company), which has been designated by the Commission as the Company's primary regulator. The NASD adopts rules, which are subject to approval by the Commission, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets. The Company believes it is currently in compliance with all such regulations governing its business.

         As a registered broker-dealer and a member firm of the NASD, Kirlin is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 1996, Kirlin had total net capital of $2,277,715, or $2,027,715 in excess of minimum net capital requirements under the aggregate indebtedness method of calculation.

         Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Commission and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentages of the minimum net capital requirement (120%). Compliance with the net capital rule could limit those operations of Kirlin that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from Kirlin, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

         Kirlin is registered as an investment adviser with the Commission and the State of New York. As an investment adviser, Kirlin is subject to the requirements of the Investment Advisers Act of 1940 and the Commission's regulations thereunder, as well as state securities laws and regulations. Such requirements relate to, among other things limitations on the ability to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions.

Competition

         The Company encounters intense competition in all aspects of its business and competes directly with other securities firms, a significant number of which offer their customers a broader range of financial services, have greater capital and other resources and may have greater operating efficiencies than the Company. In addition to competition from firms currently in the securities business, recently there has been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. Competition among financial services firms for professional personnel is intense. As part of the Company's growth strategy, it intends to recruit established registered representatives, expand its investment banking business, increase its activity in the equity, municipal bonds and taxable fixed-income securities markets and develop a merchant banking capability. However, it faces competition in all of these areas from other firms that have established reputations, long-standing relationships with clients and substantially greater capital resources.

Marketing and Advertising

         The Company has pursued an aggressive marketing and advertising program since 1989. The Company has advertised itself and its product line in order to get a direct response from listeners. The Company also uses image advertising to promote the name and background of the Company, which it believes has increased the Company's visibility. The Company's advertising program has proven to be very successful in the building of a larger customer base. The Company's primary advertising focus has been on major radio stations, and, to a lesser extent, newspapers in New York, New Jersey, Connecticut, and California. The Company has also used television advertising in the New York City metropolitan area on a limited basis. The Company allocates its advertising budget according to economic conditions and the products available. The advertising program of the Company is heavily regulated by the NASD.

Personnel

         At March 14, 1997, the Company had 161 full-time employees, including 125 registered representatives. The Company's sales force primarily serves retail customers and, to a lesser extent, institutional investors. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

Trademark

         The Company is the owner of the registered service mark known as "The Triple Play(R)". Such mark is used to promote the Company's products which it believes embody the three main objectives of a fixed individual investor - growth, income and safety.


ITEM 2.           PROPERTIES.

         The principal executive offices of the Company and Kirlin are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 12,800 square feet of office space at a base rent of approximately $200,000 per year with annual increases of 3.5%. The initial term of the lease expires in September 1999, with one option to renew for an additional five-year period. The Company also operates the following branch offices:

                                               Approximate
                              Approximate         Annual
Office Location              Square Footage    Lease Rental      Expiration
---------------              --------------    ------------      -----------

400 South El Camino Real         3,500           $78,000         April 2000
San Mateo, California

4370 La Jolla Village Drive      2,300           $56,000         December 1998
San Diego, California

2001 Route 46                    2,900           $68,000         June 2001
Parsippany, New Jersey


ITEM 3.           LEGAL PROCEEDINGS.

         The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in lawsuits and arbitrations brought by its customers. It is the opinion of management that the resolution of all proceedings presently pending will not have a material adverse effect on the consolidated financial condition of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.
                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to the completion of the Company's initial public offering on January 18, 1995, there was no established public trading market for the Company's Common Stock. The Company's Common Stock commenced quotation on the Nasdaq SmallCap Market on January 19, 1995. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by the Nasdaq SmallCap Market (representing interdealer quotations which do not include retail markups, markdowns or commissions):


Period                             High($)                  Low($)
Fiscal 1996

     Fourth Quarter                 9.75                     9.50
     Third Quarter                  9.875                    9.125
     Second Quarter                 9.50                     6.75
     First Quarter                  7.00                     4.75

Fiscal 1995

     Fourth Quarter                 7.00                     4.50
     Third Quarter                  7.75                     6.75
     Second Quarter                 9.00                     7.50
     First Quarter                 10.25                     9.75

                                       6

         On March 19, 1997, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $9.25. On March 19, 1997, there were 84 holders of record of the Company's Common Stock and, the Company believes, approximately 730 beneficial owners of the Company's Company Stock.

         Prior to April 14, 1994, Kirlin had elected to be treated as an S corporation for income tax purposes under the Internal Revenue Code. As an S corporation, Kirlin made cash distributions to its stockholders in the amount of their proportionate share of the tax payments due with respect to Kirlin's taxable income. Since April 14, 1994, Kirlin has been treated as a C corporation and has not made any similar cash distributions.

         The Company does not anticipate paying cash or other dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company presently intends to retain all earnings in the foreseeable future for the Company's continued growth. The Company's ability to pay dividends in the future also may be restricted by Kirlin's obligation to comply with the net capital requirements imposed on broker-dealers under regulations and rules promulgated by both the Commission and the NASD.


Recent Sales of Unregistered Securities

         During the year ended December 31, 1996, the Company made the following sales of unregistered securities:




                                                         Consideration received
                                                           and description of
                                                          underwriting or other     Exemption      If option, warrant or
                                                          discounts to market          from        convertible security,
                                              Number      price afforded to        registration      terms of exercise
Date of sale        Title of Security         Sold           purchasers              claimed           or conversion
-------------     --------------------      --------     -----------------------  -------------   ------------------------

1/96 - 12/96      options to purchase        351,950      options granted - no         4(2)        exercisable for either
                  Common Stock                            consideration received                   5 or 10 years from
                  granted to                              by Company until                         date of grant with
                  employees, directors                    exercise                                 vesting from 1 to 5
                  and consultants                                                                  years at exercise
                                                                                                   prices ranging from
                                                                                                   $5.00 to $5.50

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         When used in this Form 10-KSB and in future filings by the Company with the Commission, the words or phrases "will likely result, " "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         The Company's revenues are generated primarily from principal trading activities and brokerage transactions. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from the Company's transactions as principal reflect realized and unrealized gains and losses on such transactions. Revenues from principal transactions are primarily derived from trading fixed income securities, which may be purchased from and/or sold to other dealers or retail clients. In addition, revenues from principal transactions also reflect gains and/or losses derived from writing and purchasing option contracts. As part of the Company's growth strategy, it intends to increase its principal trading activities in equity securities, primarily in securities of the Company's investment banking clients. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

         Revenues from brokerage transactions, in which the Company buys and sells securities for its customers on an agency basis, are primarily derived from commissions charged to customers for purchasing mutual fund securities and, purchasing and selling equity securities.

         In the latter half of 1996, the Company introduced a Managed Asset Portfolio Program to manage the financial assets of its clients, for which it receives a quarterly management fee based upon the value of assets under management.

         The Company pays its brokers commissions equal to varying percentages of gross commissions and mark-ups and mark-downs in connection with the purchases and sales of securities on behalf of its customers. The Company pays its traders a salary plus a percentage of net gains derived from trading activities. In addition, the Company pays ticket charges to its clearing broker for the processing of security transactions. The Company maintains inventories of securities in order to facilitate sales to customers. In this regard, the Company pays interest on the securities held in inventory since substantially all of its securities are purchased on margin through its clearing broker. The Company has expended and intends to continue to expend funds to aggressively promote the Company and its product line.

     The Company is directly affected by general economic conditions, interest rates and market conditions. All of these factors may have an impact on it's principal trading and overall business volume. The Company's costs associated with occupancy, communications and equipment costs are relatively fixed and, in periods of reduced volume, can have an adverse effect on earnings.

     The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB:


                                                                     Years ended December 31,
                                                               1996                             1995
                                                     ------------------------         -----------------------
Revenues:

           Principal transactions net................ $  11,743,255      71.1%        $  5,857,242        57.4%
           Commissions..............................      4,354,436      26.4%           4,052,232        39.7%
           Other income..............................       407,863       2.5%             299,547         2.9%
                                                        -----------   --------      --------------     --------
                  Total revenues . . . . . . . . . . . . 16,505,554     100.0%          10,209,021       100.0%
                                                        -----------   --------      --------------     --------
Expenses:
           Employee compensation and benefits........    10,122,437      61.3%           6,229,367        61.0%
           Promotion and advertising.................     1,254,504       7.6%             914,555         9.0%
           Clearance and execution charges...........       837,055       5.1%             699,303         6.9%
           Occupancy and communications..............     1,573,768       9.5%           1,105,629        10.8%
           Professional fees.........................       216,090       1.3%             246,241         2.4%
           Interest..................................       535,713       3.2%             205,939         2.0%
           Other.....................................       575,643       3.5%             255,849         2.5%
                                                        -----------   --------      --------------     --------
                  Total expenses . . . . . . . . . . . . 15,115,210      91.5%           9,656,883        94.6%
                                                        -----------   --------      --------------     --------

Net income before income tax provision...............     1,390,344       8.4%             552,138         5.4%
Provision for income taxes...........................       754,566       4.6%             211,602         2.1%
                                                        -----------   --------      --------------     --------
Net income........................................... $     635,778       3.8%       $     340,536         3.3%
                                                        ===========   ========      ==============     ========


Results of Operations

     Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Total revenues for the year ended December 31, 1996 increased 61.7% to $16,505,554 from 10,209,021 in 1995. This increase is attributable to income generated from the Company's investment banking activities and retail brokerage activities, which is reflective of general market conditions.

     Employee compensation and benefits in 1996 increased 62.5% to $10,122,437 from $6,229,367 in 1995. This increase is primarily due to an increase in commission payments to the Company's traders and registered representatives as a result of higher revenues, however the percentage of total revenues was consistent between both years.

     Promotion and advertising in 1996 increased 37.2% to $1,254,504 from $914,555 in 1995 primarily as a result of the Company's planned increase of advertising expenditures, concentrated in television advertising for fixed income securities and radio advertising in conjunction with the establishment of a branch office in New Jersey.

     Clearance and execution charges in 1996 increased 19.7% to $837,055 from $699,303 in 1995. The increase is the result of higher ticket volume.

     Occupancy and communications costs in 1996 increased 42.3% to $1,573,768 from $1,105,629 in 1995. This increase is a result of the establishment and operations of branch offices.

     Professional fees in 1996 decreased 12.2% to $216,090 from $246,241 in 1995 primarily as a result of a shift of work performed by outside consultants to internal professional staff.

     Interest expense in 1996 increased 160% to $535,713 from $205,939 in 1995 as a result of larger inventory positions purchased on margin, which are held at the clearing broker and charged interest.

     Other expenses in 1996 increased 125% to $575,643 from $255,849 in 1995 primarily as a result of an increase in general office expenses due to the establishment of branch offices, the increase in the size of existing offices, as well as an expense related to a settlement with a customer.

     Income tax provision for the year ended December 31, 1996 was $754,566 as compared to $211,602 for the year ended December 31, 1995 as a result of, among other things, a non-cash charge related to the transfer of stock amongst the executive officers of the Company and a lesser utilization of the Company's net operating loss carryforward in 1996 as compared to 1995.

     Net income of $635,778 for the year ended December 31, 1996 compares to net income of $340,536 for the year ended December 31, 1995 primarily as a result of increased revenues in 1996.


Effects of Inflation; Fluctuations in Interest Rates

     The Company's business is affected by the rate of inflation. Inflation or inflationary fears, which results in higher interest rates, may have an adverse impact upon the securities markets and on the value of securities held in inventory, thereby adversely affecting the Company's financial position and results of operations. Because the Company's business is currently weighted toward fixed income securities, factor's affecting fixed income securities (in particular, changes in interest rates) that may have a lessor impact on more diversified securities firms could have a substantial adverse impact on the business of the Company.

Liquidity and Capital Resources

     Securities owned, at market value, at December 31, 1996 were $13,634,348 as compared to $8,763,309 at December 31, 1995. This 55.6% increase is attributable to an improved retail marketplace for fixed income and equity securities, which increased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirements for securities is market driven, with a more active market and greater sales necessitating higher inventory levels. Approximately 85.2% of the Company's assets at December 31, 1996 were comprised of cash and highly liquid securities.

     Furniture, fixtures and leasehold improvements, net, at December 31, 1996, increased to $691,124 as compared to $484,096 at December 31, 1995. This 42.8% increase results primarily from additional computer hardware, office furniture, and leasehold improvements purchased in connection with the establishment of a branch office on the east coast, conversion of the Company's operational and computer system, and renovation of the Corporate office's conference and seminar rooms.

     Deferred tax asset at December 31, 1996, decreased 100% as compared to $124,384 at December 31, 1995. This decrease reflects the adjustment for the current period's earnings.

     Other assets increased to $637,066 at December 31, 1996, from $234,504 at December 31, 1995, a 172% increase. This increase is primarily attributable to interest receivable on inventory held, advances to registered representatives, and an interest bearing promissory note related to one of the Company's investment banking undertakings.

     Securities sold short amounted to $2,019,664 at December 31, 1996 as compared to $1,504,437 at December 31, 1995. Management monitors these positions on a daily basis and covers short positions when deemed appropriate. A portion of the short position at December 31, 1996 was covered during the subsequent month.

     Payable to clearing broker amounted to $4,586,717 at December 31, 1996 as compared to $2,266,722 at December 31, 1995. This 102% increase is a result of increased inventory purchases on margin.

     Accrued compensation was $1,174,706 at December 31, 1996 as compared to $407,623 at December 31, 1995, a 188% increase attributable to increased revenues upon which commission income to registered representatives is based.

     Accounts payable and accrued expenses were $649,556 at December 31, 1996 as compared to $411,045 at December 31, 1995, a 58% increase attributable to accrued promotion, general office expenses, and an accrued expense related to a settlement with a customer.

     Income Taxes Payable were $582,514 at December 31, 1996 as compared to December 31, 1995. This increase is comprised of current taxes payable reflective of the adjustment for the current period's earnings and deferred income taxes payable resulting from unrealized appreciation on securities positions.

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


ITEM 7.      FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:                                Page
                                                                           ----
     Report of  Goldstein  Golub  Kessler & Company,  P.C.
     on the Consolidated Financial Statements as of
     December   31,  1996  and  for  the  year  then ended.................F-1

     Consolidated Statements of Financial Condition as of
     December 31, 1996 and 1995.......................................F-2 - F3

     Consolidated Statements of Income for the years ended
     December 31, 1996 and 1995............................................F-4

     Consolidated Statements of Changes in Stockholders'
     Equity for the years ended December 31, 1996 and 1995.................F-5

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1996 and 1995......................................F-6

     Notes to the Consolidated Financial Statements..................F-7 - F13

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statements of financial condition of Kirlin Holding Corp. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York


February 13, 1997

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


December 31,                                             1996           1995
                                                      ----------      ---------

ASSETS

Cash (Note 1)                                       $    75,304      $ 179,944

Securities Owned, at market value (Note 2):
  U.S. government and agency obligations              2,153,235      3,059,289
  State and municipal obligations                     4,654,466        688,374
  Corporate bonds and other securities                6,826,647      5,015,643

Furniture, Fixtures and Leasehold Improvements,
at cost, net of accumulated depreciation and
amortization of $511,096 and $340,208,
respectively (Note 1)                                   691,124        484,096

Deferred Tax Asset (Note 8)                                -           124,384

Other Assets                                            637,066        234,504
                                                    -----------     ----------
      Total Assets                                  $15,037,842     $9,786,234
                                                    ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Securities sold, not yet purchased,
  at market value (Note 2)                        $  2,019,664      $1,504,437
  Payable to clearing broker (Note 1)                4,586,717       2,266,722
  Accrued compensation payable                       1,174,706         407,623
  Accounts payable and accrued expenses                649,556         411,045
  Income taxes payable                                 582,514            -
                                                  ------------      ----------
      Total liabilities                              9,013,157       4,589,827
                                                  ============      ==========

                                   See Notes to Financial Statements
                                       F-2


                      KIRLIN HOLDING CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


Commitments (Note 6)

Stockholders' Equity (Note 3):
  Common stock - $.0001 par value;
  authorized 15,000,000 shares,
  issued and outstanding 1,302,330 shares                 130             130
  Additional paid-in capital                        5,522,036       5,329,536
  Retained earnings (accumulated deficit)             502,519        (133,259)
                                                  -----------       ----------
      Stockholders' equity                          6,024,685       5,196,407
                                                  -----------       ----------
      Total Liabilities and Stockholders' Equity  $15,037,842      $9,786,234
                                                  -----------      -----------


                                      See Notes to Financial Statements
                                       F-3

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

Year ended December 31,                            1996             1995
                                                ----------       -----------
Revenue:
  Principal transactions, net (Notes 1 and 2)  $11,743,255       $  5,857,243
  Commissions                                    4,354,436          4,052,232
  Other income                                     407,863            299,546
                                              -------------      ------------
                                                16,505,554         10,209,021
                                              -------------      ------------
Expenses:
  Employee compensation and benefits            10,122,437          6,229,367
  Promotion and advertising (Note 1)             1,254,504            914,555
  Clearance and execution charges                  837,055            699,303
  Occupancy and communications                   1,573,768          1,105,629
  Professional fees                                216,090            246,241
  Interest                                         535,713            205,939
  Other                                            575,643            255,849
                                               -----------       ------------
                                                15,115,210          9,656,883
                                               -----------       ------------

Income before provision for income taxes         1,390,344            552,138

Provision for income taxes (Note 8)                754,566            211,602
                                               -----------       ------------
Net income                                     $   635,778       $    340,536
                                               ===========       ============
Net income per common share (Note 9)           $       .42       $        .26
                                               ===========       ============
Weighted average common shares
  outstanding (Note 9)                           1,302,330          1,306,879
                                               ===========       ============


                                            See Notes to Financial Statements
                                      F-4

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 1996 and 1995

                                                                     (Accumulated
                                                         Additional     Deficit)
                                     Common Stock         Paid-in      Retained
                                 Shares      Par Value    Capital      Earnings       Total
                                ----------------------   ----------   -----------  ------------

Stockholders' equity at
 January 1, 1995                1,400,000     $140      $2,050,813   $(473,795)    $1,577,158

Contributions of common
 stock                           (500,000)     (50)             50        -             -

Issuance of common stock          402,330       40       3,241,549        -         3,241,589

Compensation related to
 issuance of stock options           -          -           37,124        -            37,124

Net income                           -          -              -       340,536        340,536
                              -----------    -----     ------------  ----------    ------------

Stockholders' equity at
 December 31, 1995              1,302,330      130       5,329,536    (133,259)     5,196,407

Compensation related to the
 sale of stock by a principal
 stockholder                         -          -          192,500        -           192,500

Net income                           -          -              -       635,778        635,778
                              -----------    -----      ----------   ---------     ----------
Stockholders' equity at
 December 31, 1996              1,302,330     $130      $5,522,036   $ 502,519     $6,024,685
                              ===========    =====      ==========   =========     ==========

                                           See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,                              1996            1995
                                                  -----------     -----------

Cash flows from operating activities:
  Net income                                       $  635,778      $  340,536

  Adjustments  to  reconcile  net  income
   to net cash  provided  by  (used  in)
   operating activities:
    Depreciation and amortization                     170,888         122,581
    Amortization/retirement of stock options             -             37,124
    Deferred income taxes                             322,920         211,602
    Noncash compensation                              192,500            -
    (Increase) decrease in operating assets:
      Securities owned, at market value            (4,871,042)     (6,966,047)
      Other assets                                   (402,562)         38,261
    Increase (decrease) in operating liabilities:
      Securities sold, not yet purchased,
      at market value                                 515,227       1,297,262
      Payable to clearing broker                    2,319,995       1,361,107
      Accrued compensation                            767,083         240,277
      Accounts payable and accrued expenses           238,511        (228,182)
      Income taxes payable                            383,978           -
                                                  ------------     -----------
          Total adjustments                          (362,502)     (3,886,015)
                                                  ------------     -----------
          Net cash provided by (used in)
           operating activities                       273,276      (3,545,479)

Cash flows used in investing activity -
 purchase of furniture, fixtures
 and leasehold improvements                          (377,916)       (340,796)

Cash flows provided by financing activity -
 issuance of common stock                                -          4,023,300
                                                  ------------     ----------

Net increase (decrease) in cash                      (104,640)        137,025

Cash at beginning of year                             179,944          42,919
                                                  ------------     ----------
Cash at end of year                               $    75,304      $  179,944
                                                  ============     ==========


Supplemental disclosures of cash flow
  information:

  Cash paid during the year for:
    Interest                                      $  535,713       $  205,939
                                                  ===========      ==========
    Income taxes                                  $   47,759       $    5,376
                                                  ===========      ==========

                                          See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiary, Kirlin Securities, Inc.
(collectively the "Company"). The Company, through Kirlin Securities, Inc. ("Kirlin"), is a full-service, retail-oriented brokerage firm specializing in the trading and sale of fixed income securities, including collateralized mortgage obligations, corporate and municipal bonds, and government and government agency securities and, to a lesser extent, mutual funds and equity securities. The Company's only activities have been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

     Kirlin is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.

     Kirlin does not carry accounts for customers or perform custodial functions related to customers' securities. Kirlin introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, this clearing broker provides the clearing and depository operations for Kirlin's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Kirlin has agreed to indemnify the clearing broker for any resulting losses.

     At December 31, 1996, the payable to clearing broker in the consolidated statement of financial condition is for the Company's net acquisition of securities and is collateralized by securities owned by the Company. Substantially all securities owned reflected on the consolidated statement of financial condition are positions held by the clearing broker.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in principal transactions in the consolidated statement of income.

     The financial statements have been prepared in conformity with generally accepted accounting principles which require the use of estimates by management.

     Furniture and fixtures are depreciated on a straight-line basis over the economic useful lives of the assets, not exceeding seven years. Leasehold improvements are amortized over the lesser of their economic useful lives or the expected term of the related lease.

     Kirlin expenses the costs of advertising the first time the advertising takes place. Advertising expense was approximately $1,053,000 and $813,000 for the years ended December 31, 1996 and 1995, respectively.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

     Securities sold, not yet purchased, are stated at market value and consistent of the following:

December 31,                                     1996                1995
                                             ------------        -----------

U.S. government and agency obligations      $    4,705           $  358,443
State and municipal obligations                820,676               94,291
Corporate bonds and other securities         1,194,283            1,051,703
                                             ------------        -----------
                                            $2,019,664           $1,504,437
                                             ============        ===========


     Securities sold, not yet purchased, represent obligations of Kirlin to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as Kirlin's ultimate obligation may exceed the amount recognized in the financial statements.

     Securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned at December 31, 1996 and 1995 are investment securities not readily marketable amounting to approximately $896,000 and $747,000, respectively (15% and 14%, respectively, of stockholders' equity) which have been valued at fair value as determined by management based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions.


3.     STOCKHOLDERS' EQUITY:

     The Company has authorized 1,000,000 shares of preferred stock, par value $.0001 per share. No shares have been issued as of December 31, 1996.

     In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan") covering 600,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes the 1996 and 1995 activity in the Company's stock options:

                                           Shares              Exercise Price
                                        -------------         ----------------

Balance at January 1, 1995                 294,350            $7.50 - $11.00
Options granted during the year             54,500            $8.25 - $10.00
Options canceled during the year          (111,500)           $7.50
                                        -------------         ---------------

Balance at December 31, 1995               237,350            $8.25 - $11.00
Options granted during the year            351,950            $5.00 - $ 5.50
Options canceled during the year           (36,500)           $5.00 - $10.00
                                        ------------          ---------------
    Balance at December 31, 1996           552,800            $5.00 - $11.00
                                        ============          ===============


     Under the 1994 Plan, 189,000 shares have been granted to officers of the Company at exercise prices ranging from $5.50 to $11.00 per share. Such options vest over periods of up to five years. The amortization of the difference between the exercise price of the options and the market value at the date of grant, $37,124, was charged to compensation expense during the year ended December 31, 1995.


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation costs have been recognized for the options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and income per common share would have been as follows:


Year ended December 31,                     1996                   1995
                                        -------------         -------------

Net income - as reported                  $635,778              $340,536
Net income - pro forma                     517,278               312,036
Income per common share - as reported          .42                   .26
Income per common share - pro forma            .35                   .24
                                        -------------         -------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 40%, risk-free interest rate of approximately 7% and expected option lives of six years.

     The pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 1996, the Company adopted the 1996 Stock Plan ("1996 Plan") covering 1,000,000 shares of common stock pursuant to which officers, directors, key employees and consultants are eligible to receive incentive ornonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. At December 31, 1996, no common stock or options had been issued pursuant to the 1996 Plan. In January 1995, the Company consummated its public offering in which it raised $3,241,589 in proceeds, net of offering costs, through the sale of 402,330 shares of its common stock. Upon this consummation, officers of the Company contributed to the Company, in the aggregate, 500,000 shares of the Company's common stock which they owned. Additionally, 40,233 options to purchase shares of common stock of the Company were granted to Kirlin which acted as the Company's underwriter.


4.     NET CAPITAL REUIREMENT:

     As a registered broker-dealer, Kirlin is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Kirlin computes its net capital under the aggregate indebtedness method permitted by Rule 15c3-1, which requires that Kirlin maintain minimum net capital, as defined, of 6-2/3% of aggregate indebtedness, as defined, or $250,000, whichever is greater. Additionally, the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to- 1.

     At December 31, 1996 and 1995, Kirlin had net capital, as defined, of $2,277,715 and $2,091,422, respectively, which exceeded the minimum net capital requirements by $2,027,715 and $1,841,422, respectively. Kirlin's ratio of aggregate indebtedness to net capital was .95-to-1 and .37-to-1 at December 31, 1996 and 1995, respectively.

5.     RETIREMENT AND SAVINGS PLAN:

     Kirlin sponsors a Retirement and Savings Plan for all full-time employees over the age of 19 pursuant to Section 401(k) of the Internal Revenue Code. Kirlin matches 50% of each participant's contribution up to $1,000 per participant per year. Kirlin's contributions to the plan for the years ended December 31, 1996 and 1995 were $70,267 and $53,247, respectively.

6.     COMMITMENTS:

     Kirlin leases office space at several locations under noncancelable leases expiring at various times through June 30, 2001. The minimum annual rental payments for these leases are as follows:

Year ending December 31,

            1997                       $   460,642
            1998                           430,533
            1999                           326,327
            2000                            94,149
            2001                            34,020
          -----------                 ----------------
                                        $1,345,671
                                      ================

     The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. Kirlin has the option to renew two of these leases for an additional five-year period. Rent expense was $463,407 and $333,538 for the years ended December 31, 1996 and 1995, respectively.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     FINANCIAL INSTRUMENTS:

     The Company's activities include the purchase and sale of stock options and warrants. Stock options and warrants give the buyer the right to purchase or sell securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

     The Company may receive warrants as part of its underwriting activities. See Note 2 for fair value methodology.

     Such transactions may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Substantially all of the stock options and warrants are traded on national exchanges, which can be subject to market risk in the form of price fluctuations.


     The following summarizes financial instruments held at December 31, 1996 and 1995:

                                                                Average
                                                                 Market
                       Notional                                 Value for
                        Amount               Market Value        the Year
                    -----------------   ------------------- -------------------

                    1996        1995       1996      1995      1996     1995
                    -----------------   ------------------- -------------------

Stock options
 and warrants:
  Assets          $1,133,660   $679,198  $230,574 $615,469  $638,786   $147,649
  Liabilities        365,668    693,698    91,653  273,267   123,423     35,159
                  ----------   --------  --------  -------  --------   --------


     Net revenue from principal transactions consists of fixed income and equity activities.


8.     INCOME TAXES:

     The Company files consolidated federal income tax returns and separate Company state income tax returns.

     The provision for income taxes consists of:

Year ended December 31                        1996                  1995

Current:
  Federal                                   $295,106                 -
  State                                      136,540                 -
                                           -----------             -----

                                             431,646                 -
                                           -----------             -----
Deferred:
  Federal                                    238,538            $156,810
  State                                       84,382              54,792
                                           ----------           --------
                                             322,920             211,602
                                           ----------           --------
                                            $754,566            $211,602
                                           ==========           ========

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for income taxes for the years ended December 31, 1996 and 1995 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                                                  1996                1995
                                             ------------        ------------

Tax at federal statutory rate                      34%                34 %
State income taxes                                  9                  8
Nondeductible expenses                              6                  -
Other                                               5                 (4)
                                             ------------        ------------
                                                   54%                38 %
                                             ============        ============


The deferred tax asset (liability) results from the following:

                                                  1996               1995
                                             ------------        -----------

Net operating loss carryforward                   -                $176,154
Unrealized appreciation on investment
 securities not readily marketable           $(263,388)             (51,770)
Other temporary differences                     64,852
                                             ------------        -----------
                                             $(198,536)            $124,384
                                             ============        ===========


9.     EARNINGS PER SHARE:

     Net income per common share is based on the weighted average number of shares outstanding for each period. For the year ended December 31, 1996, primary and fully diluted net income per common share have been calculated using the modified treasury stock method since options to purchase common stock have a dilutive effect. For the year ended December 31, 1995, options to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an antidilutive effect. Accounting Principles Board Opinion No. 15, "Earnings per Share," limits the assumed repurchase of shares under the treasury stock method to 20% of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be invested in U.S. government securities or commercial paper. Therefore, net income is adjusted for assumed interest income, net of applicable income taxes for purposes of these calculations. The weighted average number of shares of common stock outstanding and adjusted net income for primary and

                       KIRLIN HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fully diluted net income per common share for the year ended December 31, 1996 are as follows:



                                                 Primary          Fully Diluted
                                                Net Income         Net Income
                                                   Per                Per
                                                Common Share      Common Share
                                               -------------     --------------

Net income                                       $ 635,778          $ 635,778

Plus:  Estimated proceeds from investment
        in U.S. government securities or
        commercial paper, net of taxes              56,233             47,638
                                                -----------         ----------
     Net income used in calculation              $ 692,011          $ 683,416
                                                ===========         ==========
Weighted average number of shares
 outstanding                                     1,302,330          1,302,330
Plus:  Net effect of dilutive stock options
           based on the modified treasury
           stock method using the average
           market price of common stock            332,567            332,567
                                                ----------         ----------
Total shares used in calculation                 1,634,897          1,634,897
                                                ==========         ==========

Primary and fully diluted net income
 per common share                               $     0.42         $     0.42
                                                ==========         ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 As reported in the Company's Current Report on Form 8-K, dated October 3, 1995, as amended by an Amendment dated October 6, 1995, on September 28, 1995, the Company dismissed Coopers & Lybrand L.L.P. and subsequently engaged Goldstein Golub Kessler & Company, P.C. as its new independent accountants for its fiscal year ending December 31, 1995. The report of Coopers & Lybrand L.L.P. on the Company's consolidated financial statements for either of the two fiscal years ended December 31, 1993 and 1994, respectively, did not contain an adverse opinion or disclaimer of opinion, nor was it modified or qualified as to uncertainty, audit scope or accounting principles. The decision to dismiss Coopers & Lybrand L.L.P. and engage Goldstein Golub Kessler & Company, P.C. was made by the Board of Directors of the Company. During the two fiscal years ended December 31, 1993 and 1994, respectively, and through the date of termination (September 28, 1995), there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 10.     EXECUTIVE COMPENSATION


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 20, 1997.


                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits Filed.

                          See Exhibit Index appearing later in this Report.

                 (b)      Reports on Form 8-K.

                          None.

                                   SIGNATURES


                 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            KIRLIN HOLDING CORP.
                                            (Registrant)


Dated:   March 28, 1997
                                           By:/s/ Anthony J. Kirincic
                                             -------------------------
                                            Name:   Anthony J. Kirincic
                                            Title:  President


                  In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                                       Title                                    Date
-------------------------                        --------------------------               ----------------

                                                 Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer (Principal Executive
/s/ David O. Lindner                             Officer)                                 March 28, 1997
------------------------
     David O. Lindner

                                                 Director, President and Chief
                                                 Financial Officer (Principal
 /s/ Anthony J. Kirincic                         Financial Officer)                       March 28, 1997
------------------------
     Anthony J. Kirincic



 /s/ Robert A. Paduano                           Director                                 March 28, 1997
-----------------------
     Robert A. Paduano


                                                 Controller (Principal
 /s/ Barry Shapiro                               Accounting Officer)                      March 28, 1997
-----------------------
     Barry Shapiro



/s/ Edward J. Casey
----------------------
     Edward J. Casey                             Director                                 March 28, 1997


                                                   EXHIBIT INDEX


                                                                        Incorporated
Exhibit                                                                 By Reference           No. in
Number         Description                                              from Document         Document          Page
--------       ------------------------------------------               -------------        -----------       ------

3.1            Certificate of Incorporation                                   A                 3.1

3.1.1          Certificate of Correction to Certificate of                    A                3.1.1
               Incorporation, dated July 29, 1994

3.2            Amended and Restated By-Laws                                   A                 3.2

4.1            Form of Common Stock Certificate                               A                 4.1

4.2            Form of Underwriter's Purchase Option,                         A                 4.2
               dated January 18, 1995, by and between the
               Registrant and Kirlin Securities, Inc.

10.1           Employment Agreement, dated January 1,                         A                 10.1
               1994, between Kirlin Securities, Inc. and
               David O. Lindner

10.1.1         Schedule of Omitted Documents in the form                      A                10.1.1
               of Exhibit 10.1, including material detail to
               which such documents differ from Exhibit
               10.1

10.2           1994 Stock Plan                                                A                 10.2

10.3           Clearing Agreement between Kirlin                              A                 10.3
               Securities, Inc. and Clearing Services

10.4           Stock Option Agreement, dated August 1,                        A                 10.4
               1994, between the Registrant and David O.
               Lindner

10.4.1         Schedule of Omitted Documents in the form                      A                10.4.1
               of Exhibit 10.4, including material detail in
               which such documents differ from Exhibit
               10.4

10.5           Lease Agreement, dated May 23, 1994,                           A                 10.5
               between Kirlin Securities, Inc. and BBRG,
               Inc.

10.6           Stock Option Agreement, dated January 12,                      B                 10.6
               1996, between the Registrant and David O.
               Lindner

10.6.1         Schedule of Omitted Documents in the form                      B                10.6.1
               of Exhibit 10.6, including material detail in
               which such documents differ from Exhibit
               10.6

10.7           Stock Option Agreement, dated January 12,                      B                 10.7
               1996, between the Registrant and Barry
               Shapiro










10.7.1         Schedule of Omitted Document in the form                       B                10.7.1
               of Exhibit 10.7, including material detail in
               which such document differs from Exhibit
               10.7

10.8           Stock Option Agreement, dated January 12,                      B                 10.8
               1996, between the Registrant and Edward J.
               Casey

10.9           Indemnification Agreement, dated November                      B                 10.9
               14, 1995, between the Registrant and
               Edward J. Casey

21             List of Subsidiaries                                          --                  --            Filed
                                                                                                              Herewith
27             Financial Data Schedule (12/31/96)                            --                  --            Filed
                                                                                                              Herewith


---------------------

A. Registrant's Form SB-2 Registration Statement (No. 33-84512), declared effective November 14, 1994.

B.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.