Form 10QSB
period 1997-03-31
KIRLIN HOLDING CORP
filed 1997-05-14
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities Act
 -----  of  1934


For the quarterly period ended March 31, 1997


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)



         Delaware                                             11-3229358
        ----------                                          ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



                 6901 Jericho Turnpike, Syosset, New York 11791
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
                 (Issuer's Telephone Number Including Area Code)

 -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.        Yes |X|         No |_|


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 1997, Issuer had outstanding 1,302,330 shares of Common Stock, par value $.0001 per share.

PART 1:               FINANCIAL INFORMATION
ITEM 1:               FINANCIAL STATEMENTS
KIRLIN HOLDING CORP. and SUBSIDIARY


Consolidated Statements of Financial Condition


                                                                                    March 31,                December 31,
                                                                                      1997                      1996
                                                                                   (Unaudited)
                                                                                  --------------             ------------

                               ASSETS:
Cash                                                                                $   480,591           $     75,304
Securities Owned, at market value:
  U.S. government and agency obligations                                              1,610,053              2,153,235
  State and municipal obligations                                                     2,986,395              4,654,466
  Corporate bonds and other securities                                                4,936,813              6,826,647
  Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $555,319 and $511,096 for
  March 31, 1997 and December 31, 1996, respectively                                    706,514                691,124
  Other Assets                                                                          614,108                637,066
                                                                               ----------------    -------------------
                    Total assets                                                     11,334,474             15,037,842
                                                                               ================    ===================

                               LIABILITIES and STOCKHOLDERS' EQUITY:
  Liabilities:
  Securities sold,  not yet purchased, at market value                                2,537,758              2,019,664
  Payable to clearing broker                                                            188,957              4,586,717
  Accrued compensation                                                                1,271,598              1,174,706
  Accounts payable and accrued expenses                                                 515,326                649,556
  Income taxes payable                                                                  429,621                582,514
                                                                               ----------------    -------------------
                    Total liabilities                                                 4,943,260              9,013,157
                                                                               ----------------    -------------------

  Commitments

  Stockholders' Equity:
  Common stock, $.0001 par value; authorized 15,000,000 shares,
     issued and outstanding 1,302,330                                                       130                    130
  Additional paid-in capital                                                          5,522,036              5,522,036
  Retained earnings                                                                     869,048                502,519
                                                                               ----------------    -------------------
                    Total stockholders' equity                                        6,391,214              6,024,685
                                                                               ----------------    -------------------
                    Total liabilities and stockholders' equity                       $1,334,474            $ 5,037,842
                                                                               ================    ===================



The accompanying notes are an integral part of these consolidated financial statements.

                    KIRLIN HOLDING CORP. and SUBSIDIARY



       Consolidated Statements of Income

                                                                                                Three
                                                                                                Months
                                                                                                Ended
                                                                                               March 31,
                                                                                    1997                     1996
                                                                               --------------            -------------
                                                                                              (Unaudited)
       Revenues:
  Principal transactions, net                                                     $4,126,860              $2,774,817
  Commissions                                                                      1,070,673               1,126,162
  Other income                                                                       107,071                  83,599
                                                                               --------------          --------------
                                                                                   5,304,604               3,984,578
                                                                               ---------------         --------------
       Expenses:
  Employee compensation and benefits                                               3,713,075               2,477,218
  Promotion and advertising                                                           47,071                 285,688
  Clearance and execution charges                                                    243,120                 254,150
  Occupancy and communications                                                       388,018                 331,631
  Professional fees                                                                   54,224                  30,818
  Interest                                                                            63,646                 107,937
  Other                                                                              133,494                  96,363
                                                                               ---------------         --------------
                                                                                   4,642,648               3,583,805
                                                                               ---------------         --------------
       Income before provision for income taxes                                      661,956                 400,773
  Provision for income taxes (Note 2)                                                295,427                 194,097
                                                                               ---------------         --------------
       Net income                                                                 $  366,529              $  206,676
                                                                               ===============         ==============
  Net income per common share (Note 3)                                            $     0.24              $     0.16
                                                                               ===============         ==============
  Weighted average common shares outstanding                                      $1,302,330              $1,302,330



The accompanying notes are an integral part of these consolidated financial statements.

                       KIRLIN HOLDING CORP. and SUBSIDIARY



Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 1997
(Unaudited)


                                    Common Stock
                            -----------------------------         Additional        Retained
                               Shares         Par Value            Capital          Earnings               Total
                            -------------   -------------       -------------    ---------------      ----------------
Stockholders' equity,
  January 1, 1997            $1,302,330         $130              $5,522,036        $502,519             $6,024,685

    Net income                  ---              ---                 ---             366,529                366,529
                           --------------   --------------      --------------    -------------       -----------------
Stockholders' equity,
  March 31, 1997             $1,302,330         $130              $5,522,036        $869,048             $6,391,214
                           ==============   ==============      ==============    =============       =================




The accompanying notes are an integral part of these consolidated financial statements.

                       KIRLIN HOLDING CORP. and SUBSIDIARY



Consolidated Statements of Cash Flows

                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                                1997                1996
                                                                                               ------              ------
                                                                                                       (Unaudited)
      Cash flows from operating activities:
         Net income                                                                       $   366,529          $   206,676
                                                                                    ------------------     ----------------
         Adjustments  to  reconcile  net  income to net cash  used in  operating activities:
               Depreciation and amortization                                                   44,223               38,623
               Deferred income taxes                                                         (165,063)             117,336
               Decrease (increase) in securities owned, at market value                     4,101,087             (958,243)
               Decrease (increase) in other assets                                             22,958             (249,309)
               Increase (decrease) in securities sold, not yet
                  purchased, at market value                                                  518,094             (499,130)
               (Decrease) increase in payable to clearing broker                           (4,397,760)           1,317,992
               Increase in accrued compensation                                                96,892              461,392
               (Decrease) increase in accounts payable and accrued expenses                  (134,230)              17,440
               Increase in income taxes payable                                                12,170
                                                                                    -----------------     -----------------
                    Total adjustments                                                          98,371              246,101
                                                                                    -----------------     -----------------
                    Net cash provided by operating activities                                 464,900              452,777
                                                                                    -----------------     -----------------
         Cash flows from investing activities:
         Purchase of furniture, fixtures and leasehold improvements                          (59,613)              (69,133)
                                                                                    -----------------     -----------------
                    Net cash used in investing activities                                    (59,613)              (69,133)
                                                                                    -----------------     -----------------
                    Net increase in cash                                                     405,287               383,644
         Cash and cash equivalents, beginning of period                                       75,304               179,944
                                                                                    -----------------     -----------------
                    Cash, end of period                                                  $   480,591           $   563,588
                                                                                    =================     =================
         Supplemental information:
         Interest paid                                                                  $     63,646           $   137,649
         Income taxes paid                                                               $   448,320           $    31,100



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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.



2.       Income Taxes

         The Company files consolidated federal income tax returns and combined New York, New Jersey, and California State income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.



3.       Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding for each period. For the three-month period ended March 31, 1997, primary and fully diluted net income per common share have been calculated using the modified treasury stock method since options to purchase common stock have a dilutive effect. For the three-month period ended March 31, 1996 options to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an antidilutive effect. Accounting Principles Board Opinion No. 15, "Earnings per Share", limits the assumed repurchase of shares under the treasury stock method to 20% of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be invested in U.S. government securities or commercial paper. Therefore, net income is adjusted for assumed interest income, net of applicable income taxes for purposes of these calculations. The weighted average number of shares of common stock outstanding and adjusted net income for primary and fully diluted net income per common share for the three-month period ended March 31, 1997 are as follows:

                                                                Primary and
                                                               Fully Diluted
                                                                 Net Income
                                                                    Per
                                                                Common Share
                                                              ----------------

                                                                 (Unaudited)



 Net Income                                                  $        366,529
 Plus: Estimated proceeds from investment in
         U.S. government securities or
         commercial paper, net of taxes                                13,239
                                                            -- --------------

            Net Income used in calculation                   $        379,768
                                                            == ==============

 Weighted average number of shares outstanding                      1,302,330

 Plus: Net effect of dilutive stock options based on
         the modified treasury stock method using
         the average market price of common stock                     309,367
                                                            -- --------------

            Total shares used in calculation                        1,611,697
                                                            == ==============

 Primary and fully diluted net income per common share       $           0.24
                                                             == ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in this Form 10-QSB and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

Three Months Ended March 31, 1997  compared  with Three  Months  Ended March 31,
     1996

     Total revenues for the three-month period ended March 31, 1997 increased 33.1% to $5,304,604 from $3,984,578 in the comparable period in 1996. This increase is attributable to proceeds derived from profit taking on securities received in prior periods from the Company's investment banking activities and income generated from the Company's retail brokerage activities.

     Employee compensation and benefits for the three-month period ended March 31, 1997 increased 49.9% to $3,713,075 from $2,477,218 in the comparable period in 1996. This increase is primarily due to an increase in commission payments to the Company's traders and registered representatives as a result of higher revenues.

     Promotion and advertising for the three-month period ended March 31, 1997 decreased 83.5% to 47,071 from $285,688 in the comparable period in 1996 primarily as a result of the Company's planned reduction in advertising expenditures, primarily in radio and television advertising, due to the Company's expectation of sluggish market conditions and a retail product focused on the Company's existing client base.

     Clearance and execution charges in the three-month period ended March 31, 1997 decreased 4.3% to $243,120 from $254,150 in the comparable period in 1996 as a result of a revised agreement with the Company's clearing broker which lead to lower ticket charges.

     Occupancy and communications costs in the three-month period ended March 31, 1997 increased 17% to $388,018 from $331,631 in the comparable period in 1996. This increase is a result of the establishment and operations of branch offices.

     Professional fees in the three-month period ended March 31, 1997 increased 75.9% to $54,224 from $30,818 in the comparable period in 1996 primarily as a result of an increase in external consultation with outside professionals.

     Interest expense in the three-month period ended March 31, 1997 decreased 41% to $63,646 from $107,937 in the comparable period in 1996 as a result of smaller inventory positions purchased on margin, which are held at the clearing broker and charged interest.

     Income tax provision for the three-month period ended March 31, 1997 was $295,427 as compared to $194,097 in the comparable period in 1996, which is consistent with the increase in income before this income tax provision.

     Net income of $366,529 in the three month-period ended March 31, 1997 compares to net income of $206,676 for the three-month period in 1996 primarily as a result of the increase in revenues from the same period in 1996.

Liquidity and Capital Resources

     Securities owned, at market value, at March 31, 1997 were $9,533,261 as compared to $13,634,348 at December 31, 1996. This 30.1% decrease is attributable to a sluggish retail marketplace for fixed income and equity securities, which decreased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirements for securities is market driven, with a less active market and lower sales necessitating lower inventory levels. Approximately 80.1% of the Company's assets at March 31, 1997 were comprised of cash and highly liquid securities.

     Furniture, fixtures and leasehold improvements, net, at March 31, 1997, increased to $706,514 as compared to $691,124 at December 31, 1996. This 2.2% increase results from additional computer hardware, office furniture, and leasehold improvements purchased in connection with the existence and maintenance of the Company's offices.

     Other assets decreased to $614,108 at March 31, 1997, from $637,066 at December 31, 1996, a 3.6% decrease. This decrease is primarily attributable to interest receivable on inventory held, mutual fund receivables, and advances to registered representatives.

     Securities sold short amounted to $2,537,758 at March 31, 1997 as compared to $2,019,664 at December 31, 1996. Management monitors these positions on a daily basis and covers short positions when deemed appropriate. A portion of the short position at March 31, 1997 was covered during the subsequent month.

     Payable to clearing broker amounted to $188,957 at March 31, 1997 as compared to $4,586,717 at December 31, 1996. This 95.9% decrease is a result of decreased inventory purchases on margin.

     Accrued compensation was $1,271,598 at March 31, 1997 as compared to $1,174,706 at December 31, 1996, a 8.2% increase attributable to increased revenues upon which commission income to registered representatives is based.

     Accounts payable and accrued expenses were $515,326 at March 31, 1997 as compared to $649,556 at December 31, 1996, a 20.7% decrease attributable to accrued promotion, general office expenses, and an accrued expense related to a settlement with a customer.

     Income Taxes Payable were $429,621 at March 31, 1997 as compared to December 31, 1996. This decrease is comprised of current taxes payable reflective of the adjustment for the current period's earnings and payment of estimated income taxes and deferred income taxes payable resulting from unrealized appreciation on securities positions.

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

                  27.      Financial Data Schedule (3/31/97)

         (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Kirlin Holding Corp.
                                           (Registrant)




Dated:   May 12, 1997                      By:   /s/ Anthony J. Kirincic
                                               ----------------------------
                                                   Anthony J. Kirincic
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description                                 Page

27.               Financial Data Schedule (3/31/97)            14