Form 10QSB
period 1997-06-30
KIRLIN HOLDING CORP
filed 1997-08-12
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Act
 -----   of 1934 For the quarterly period ended June 30, 1997


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)



           Delaware                                              11-3229358
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 11, 1997, Issuer had outstanding 1,360,132 shares of Common Stock, par value $.0001 per share.

PART 1:               FINANCIAL INFORMATION
ITEM 1:               FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARY




Consolidated Statements of Financial Condition

                                                                                              June 30,           December 31,
                                                                                                1997                 1996
                                                                                            ------------        ---------------
                                                                                            (Unaudited)
                                     ASSETS:
Cash                                                                                 $        209,793    $            75,304
Securities Owned, at market value:
         U.S. government and agency obligations                                             1,865,394              2,153,235
         State and municipal obligations                                                    2,870,016              4,654,466
         Corporate bonds and other securities                                               5,116,884              6,826,647
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $606,793 and $511,096 for
         June 30, 1997 and December 31, 1996, respectively                                    745,059                691,124
Other Assets                                                                                  596,726                637,066
Income taxes receivable                                                                        40,634
                                                                                     ----------------    -------------------

                    Total assets                                                     $     11,444,506    $        15,037,842
                                                                                     ================    ===================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
         Securities sold,  not yet purchased, at market value                        $      2,034,432    $         2,019,664
         Payable to clearing broker                                                         1,156,298              4,586,717
         Accrued compensation                                                               1,129,070              1,174,706
         Accounts payable and accrued expenses                                                500,343                649,556
         Income taxes payable                                                                                        582,514
                                                                                     ----------------    -------------------

                    Total liabilities                                                       4,820,143              9,013,157
                                                                                     ----------------    -------------------

Commitments

Stockholders' Equity:
         Common stock, $.0001 par value; authorized 15,000,000 shares,
         issued and outstanding 1,302,330                                                         130                    130
         Additional paid-in capital                                                         5,522,036              5,522,036
         Retained earnings                                                                  1,102,197                502,519
                                                                                     ----------------    -------------------

                    Total stockholders' equity                                              6,624,363              6,024,685
                                                                                     ----------------    -------------------

                    Total liabilities and stockholders'  equity                      $     11,444,506    $        15,037,842
                                                                                     ================    ===================



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Income

                                                                  Three-Months Ended                Six-Months Ended
                                                                      June 30,                         June 30,
                                                                  1997            1996             1997            1996
                                                             --------------   -------------   ---------------  -------------
                                                                       (Unaudited)                     (Unaudited)
Revenues:
    Principal transactions, net                           $     2,414,885   $    3,099,497  $      6,541,745  $  5,874,314
    Commissions                                                 1,291,198        1,118,227         2,361,871     2,244,389
    Other income                                                   88,837          106,338           195,908       189,937
                                                          ---------------   --------------  ----------------  ------------
                                                                3,794,920        4,324,062         9,099,524     8,308,640
                                                          ---------------   --------------  ----------------  ------------
Expenses:
    Employee compensation and benefits                          2,358,004        2,617,066         6,071,079     5,094,284
    Promotion and advertising                                      98,034          350,492           145,105       636,180
    Clearance and execution charges                               194,309          220,610           437,429       474,760
    Occupancy and communications                                  450,123          399,905           838,141       731,536
    Professional fees                                              70,933           64,416           125,157        95,234
    Interest                                                       61,599          104,988           125,245       212,925
    Other                                                         128,424          114,567           261,918       210,930
                                                          ---------------   --------------  ----------------  ------------
                                                                3,361,426        3,872,044         8,004,074     7,455,849
                                                           ---------------  --------------  ----------------  ------------
          Income before provision for income taxes                433,494          452,018         1,095,450       852,791

Provision for income taxes (Note 2)                               200,345          229,767           495,772       423,864
                                                          ---------------   --------------  ----------------  ------------

          Net income                                      $       233,149   $      222,251  $        599,678  $    428,927
                                                          ===============   ==============  ================  ============

Net income per common share (Note 3)                      $         0.16    $         0.14  $         0.39    $       0.28
                                                          ===============   ==============  ================  ============

Weighted average common shares outstanding                      1,302,330        1,302,330         1,302,330     1,302,330


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 1997
(Unaudited)


                                    Common Stock
                            -----------------------------      Additional          Retained
                               Shares         Par Value         Capital            Earnings          Total
                            -------------   -------------    -------------       -------------    ------------
Stockholders' equity,
    January 1, 1997            1,302,330       $  130          $ 5,522,036      $    502,519     $   6,024,685

Net income                                                                           599,678           599,678
                             -------------   --------------   --------------    --------------   -------------

Stockholders' equity,
      June 30, 1997            1,302,330       $  130          $ 5,522,036      $  1,102,197     $   6,624,363
                             =============   ==============   ==============    ==============   =============




The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                    -------------------------------------
                                                                                           1997                1996
                                                                                    ----------------    -----------------
                                                                                                    (Unaudited)
      Cash flows from operating activities:
         Net income                                                                       $   599,678         $   428,927
                                                                                    -----------------   -----------------
         Adjustments  to  reconcile  net  income to net
            cash used in  operating activities:
               Depreciation and amortization                                                   95,697              81,224
               Deferred income taxes                                                          (59,564)             82,218
               Decrease (increase) in securities owned, at market value                     3,782,054          (4,031,879)
               Decrease (increase) in other assets                                             40,340            (283,978)
               (Increase) in income taxes receivable                                         (179,606)
               Increase (decrease) in securities sold, not yet
                  purchased, at market value                                                   14,768             (61,010)
               (Decrease) increase in payable to clearing broker                           (3,430,419)          3,075,655
               (Decrease) increase in accrued compensation                                    (45,636)            522,074
               (Decrease) increase in accounts payable and accrued expenses                  (149,213)            315,799
               (Decrease) in income taxes payable                                            (383,978)
                                                                                    -----------------   -----------------
                    Total adjustments                                                        (315,557)           (299,897)
                                                                                    -----------------   -----------------
                    Net cash provided by operating activities                                 284,121             129,030
                                                                                    -----------------   -----------------
Cash flows from investing activities:
         Purchase of furniture, fixtures and leasehold improvements                          (149,632)           (175,467)
                                                                                    -----------------   -----------------
                    Net cash used in investing activities                                    (149,632)           (175,467)
                                                                                    -----------------   -----------------
                    Net increase (decrease) in cash                                           134,489             (46,437)

Cash, beginning of period                                                                      75,304             179,944
                                                                                    -----------------   -----------------
                    Cash, end of period                                                  $    209,793         $   133,507
                                                                                    =================   =================
Supplemental information:
         Interest paid                                                                   $    125,245         $   217,150
         Income taxes paid                                                               $  1,118,920         $    41,900



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY



Notes to Consolidated Financial Statements
(Unaudited)

1.       Organization and Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiary, Kirlin Securities, Inc. (collectively the "Company"). The Company, through Kirlin Securities, Inc. ("Kirlin"), is a full service, retail-oriented brokerage firm specializing in the trading and sale of fixed income securities, including collateralized mortgage obligations, corporate and municipal bonds, and government and government agency securities and, to a lesser extent, mutual funds and equity securities. The Company's only activities, other than investments, have been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey, California and Florida.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.       Income Taxes

         The Company files consolidated federal income tax returns and combined New York, New Jersey, California and Florida State income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.

3.       Earnings Per Share

          Net income per common share is based on the weighted average number of shares outstanding for each period. For the three and six-month periods ended June 30, 1997 and 1996, primary and fully diluted net income per common share have been calculated using the modified treasury stock method since options to purchase common stock have a dilutive effect. Accounting Principles Board Opinion No. 15, "Earnings per Share", limits the assumed repurchase of shares under the treasury stock method to 20% of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be invested in U.S. government securities or commercial paper. Therefore, net income is adjusted for assumed interest income, net of applicable income taxes for purposes of these calculations. The weighted average number of shares of common stock outstanding and adjusted net income for primary and fully diluted net income per common share for the three and six-month periods ended June 30, 1997 and 1996 are as follows:

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

                                                          Three-Months Ended             Six-Months Ended
                                                              June 30,                      June 30,
                                                          ------------------             ------------------
                                                         1997           1996          1997           1996
                                                    ------------   ------------   -----------   ------------
                                                             (Unaudited)                  (Unaudited)
Primary Net Income Per Common Share
   Net Income                                     $     233,149   $    222,251   $    599,678   $    428,927
   Plus: Estimated proceeds from investment in
           U.S. government securities or
           commercial paper, net of taxes                14,080         15,551         24,644         34,682
                                                   -------------   ------------   ------------   ------------

                 Net Income used in calculation   $     247,229   $    237,802   $    624,322   $    463,609
                                                   =============   ============   ============   ============

    Weighted average number of shares outstanding     1,302,330      1,302,330      1,302,330      1,302,330

    Plus: Net effect of dilutive stock options based
       on the modified treasury stock method
       using the average market price of
       common stock                                     294,367        353,317        294,367        353,317
                                                   -------------   ------------   ------------   ------------

         Total shares used in calculation            1 ,596,697      1,655,647      1,596,697      1,655,647
                                                   =============   ============   ============   ============

         Net income per common  share              $       0.16   $       0.14   $       0.39   $       0.28
                                                   =============   ============   ============   ============


Fully Diluted Net Income Per Common Share
   Net Income                                      $    233,149   $    222,251   $    599,678   $    428,927
   Plus: Estimated proceeds from investment in
     U.S. government securities or
     commercial paper, net of taxes                      14,080         13,613         24,644         27,227
                                                   -------------   ------------   ------------   ------------
        Net Income used in calculation             $    247,229   $    235,864   $    624,322   $    456,154
                                                   =============   ============   ============   ============

   Weighted average number of shares outstanding      1,302,330      1,302,330      1,302,330      1,302,330
   Plus: Net effect of dilutive  stock options
     based on the modified  treasury stock method
     using the average market price of common stock     294,367        353,317        294,367        353,317
                                                   -------------   ------------   ------------   ------------
        Total shares used in calculation              1,596,697      1,655,647      1,596,697      1,655,647
                                                   =============   ============   ============   ============

           Net income per common share             $       0.16   $       0.14   $       0.39   $       0.28
                                                   =============   ============   ============   ============

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

Results of Operations

     Total revenues for the three and six-month periods ended June 30, 1997 decreased and increased 12.2% and 9.5%, respectively, to $3,794,920 and $9,099,524 from the comparable periods in 1996. The decrease in the three-month period was attributable to a sluggish retail marketplace at the beginning of the quarter and the increase during the six-month period was attributable to a particularly strong market place during the first quarter of 1997. As a result, principal transactions, net decreased and increased by 22.1% and 11.4%, respectively, for the three and six-month periods ended June 30, 1997 from the comparable periods in 1996. Commissions increased 15.5% and 5.2%, respectively, primarily as a result of a customer shift to equity securities.

     Employee compensation and benefits for the three and six-month periods ended June 30, 1997 decreased and increased 9.9% and 19.2%, respectively, to $2,358,004 and $6,071,079 from the comparable periods in 1996. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues. The increase in the six-month period was also partially attributable to the hiring of staff positions.

     Promotion and advertising for the three and six-month periods ended June 30, 1997 decreased 72.0% and 77.2%, respectively, to $98,034 and $145,105 from the comparable periods in 1996 primarily as a result of a shift of work to internal staff and the Company's planned reduction in advertising expenditures, primarily in radio and television advertising, due to the Company's expectation of sluggish market conditions and a retail product focused on the Company's existing client base.

     Clearance and execution charges for the three and six-month periods ended June 30, 1997 decreased 11.9% and 7.9%, respectively, to $194,309 and $437,429 from the comparable periods in 1996 as a result of reduced fees charged by the Company's clearing broker.

     Occupancy and communications costs for the three and six-month periods ended June 30, 1997 increased 12.6% and 14.6%, respectively, to $450,123 and $838,141 from the comparable periods in 1996. This increase was a result of the establishment and operations of branch offices.

     Professional fees for the three and six-month periods ended June 30, 1997 increased 10.1% and 31.4% to $70,933 and $125,157 from the comparable periods in 1996 primarily as a result of an increase in external consultation with outside professionals.

     Interest expense for the three and six-month periods ended June 30, 1997 decreased 41.3% and 41.2%, respectively, to $61,599 and $125,245 from the comparable periods in 1996 as a result of smaller inventory positions purchased on margin, which incur interest.

     Other expenses for the three and six-month periods ended June 30, 1997 increased 12.1% and 24.2%, respectively, to $128,424 and $261,918 from the comparable periods in 1996 as a result of an increase in general office expenses primarily as a result of the establishment and operations of branch offices.

     Income tax provision for the three and six-month periods ended June 30, 1997 were $200,345 and $495,772, respectively, which was consistent with the increase in income before this income tax provision.

     Net income of $233,149 and $599,678, respectively, for the three and six-month periods ended June 30, 1997 compares to net income of $222,251 and $428,927, respectively, for the three and six-month periods ended June 30, 1996 primarily as a result of increased revenues in 1997.

Liquidity and Capital Resources

     Securities owned, at market value, at June 30, 1997 were $9,852,294 as compared to $13,634,348 at December 31, 1996. This 27.7% decrease was attributable to a sluggish retail marketplace for fixed income and equity securities experienced during the beginning of the quarter, which decreased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirements for securities is market driven, with a less active market and lower sales necessitating lower inventory levels. Approximately 74.8% of the Company's assets at June 30, 1997 were comprised of cash and highly liquid securities.

     Furniture, fixtures and leasehold improvements, net, at June 30, 1997, increased to $745,059 as compared to $691,124 at December 31, 1996. This 7.8% increase resulted from the establishment and operations of a branch office and additional computer hardware, office furniture and leasehold improvements purchased in connection with the existence and maintenance of the Company's offices.

     Other assets decreased to $596,726 at June 30, 1997, from $637,066 at December 31, 1996, a 6.3% decrease. This decrease was primarily attributable to interest receivable on inventory held and the repayment of an interest bearing promissory note related to one of the Company's investment banking undertakings.

     Income Taxes Receivable were $40,634 at June 30, 1997 as compared to Income Taxes Payable of $582,514 at December 31, 1996. This change is comprised of current taxes receivable reflective of the payment of estimated income taxes and the adjustment for the current period's earnings, and deferred income taxes payable resulting from unrealized appreciation on securities positions.

     Securities sold short amounted to $2,034,432 at June 30, 1997 as compared to $2,019,664 at December 31, 1996. Management monitors these positions on a daily basis and covers short positions when deemed appropriate. A portion of the short position at June 30, 1997 was covered during the subsequent month.

     Payable to clearing broker amounted to $1,156,298 at June 30, 1997 as compared to $4,586,717 at December 31, 1996. This 74.8% decrease was a result of decreased inventory purchases on margin.

     Accrued compensation was $1,129,070 at June 30, 1997 as compared to $1,174,706 at December 31, 1996, a 3.9% decrease attributable to decreased revenues upon which commission income to registered representatives is based.

     Accounts payable and accrued expenses were $500,343 at June 30, 1997 as compared to $649,556 at December 31, 1996, a 23.0% decrease attributable to accrued promotion, general office expenses, and an accrued expense related to a settlement with a customer.

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

PART II:          OTHER INFORMATION

ITEM 2:           SALES OF UNREGISTERED SECURITIES



                                                     Consideration received                              If option, warrant
                                                     and description of                                  or convertible
                                                     Underwriting or other                               security, terms
                                                     discounts to market price     Exemption from        of exercise
 Date of Sale   Title of Security   Number Sold      offered to Purchasers       registration claimed    or conversions
--------------  ------------------ --------------- --------------------------- -----------------------  -----------------
7/23/97         Common Stock           38,000             $209,000                 4(2)                         N/A
                                                                                  (exercise of options)
--------------  ------------------ --------------- --------------------------- -----------------------  -----------------

7/24/97         Common Stock           19,802       Surrender and exchange         3(a)(9)
                                                    of options to purchase         (exchange of                 N/A
                                                    84,750 shares of Common        securities)
                                                    Stock
--------------  ------------------ --------------- --------------------------- -----------------------  -----------------

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company held its Annual Meeting of Stockholders on June 20, 1997. At the meeting the sole director nominated for re-election, Robert A. Paduano, was re-elected for a three-year term with 1,165,768 shares voted in favor of his re-election and no shares for which authority to vote was withheld.

ITEM 5:           OTHER INFORMATION

         On July 24, 1997, the Company completed an exchange offer to holders of its outstanding stock options. The Company's Board of Directors authorized this exchange offer, in which optionholders were offered the right to surrender their options for cash and/or common stock at varying rates depending upon the terms of the option being surrendered, in order to reduce the number of options outstanding, which has a dilutive effect on the Company's reported earnings per share. Prior to the exchange offer, 538,738 options were outstanding, as compared to the Company's 1,302,330 shares of Common Stock outstanding.

         Upon completion of the exchange offer, 448,488 options were surrendered in exchange for $537,298 in cash and 19,802 shares of Common Stock. Concurrently with the exchange offer, three executive officers of the Company exercised options to purchase 38,000 shares of Common Stock and the Company's wholly-owned subsidiary, Kirlin Securities, Inc., surrendered, without payment of any consideration, options it held to purchase 16,095 shares of Common Stock.

         Following these actions, as of July 25, 1997, the Company had 1,360,132 shares of Common Stock outstanding and options to purchase 52,250 shares of Common Stock remain outstanding, at exercise prices ranging from $5.50 to $10.00 per share.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (6/30/97)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Kirlin Holding Corp.
                                     (Registrant)




Dated:  August 11, 1997              By:      /s/ Anthony J. Kirincic
                                        ---------------------------------------
                                          Anthony J. Kirincic
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description                                        Page

27.               Financial Data Schedule (6/30/97)                   14