Form 10QSB
period 1997-09-30
KIRLIN HOLDING CORP
filed 1997-11-10
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities Act
____     of 1934
         For the quarterly period ended September 30, 1997


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 1997, Issuer had outstanding 1,360,132 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Financial Condition


                                                                                       September 30,          December 31,
                                                                                            1997                  1996
                                                                                        (Unaudited)
                                     ASSETS:

Cash                                                                                 $          269,319    $           75,304
Securities Owned, at market value:
   U.S. government and agency obligations                                                     2,113,506             2,153,235
   State and municipal obligations                                                            2,193,786             4,654,466
   Corporate bonds and other securities                                                       7,523,611             6,826,647
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $647,625 and $511,096 for
   September 30, 1997 and December 31, 1996, respectively                                       737,617               691,124
Income taxes receivable                                                                          80,818
Other Assets                                                                                    782,289               637,066
                                                                                     ------------------    -- ---------------
               Total assets                                                          $       13,700,946    $       15,037,842
                                                                                     ==================    == ===============

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                              $        2,328,756    $        2,019,664
   Payable to clearing broker                                                                   709,650             4,586,717
   Accrued compensation                                                                       2,083,899             1,174,706
   Accounts payable and accrued expenses                                                        490,684               649,556
   Income taxes payable                                                                         426,959               582,514
                                                                                     ------------------    -- ---------------
               Total liabilities                                                              6,039,948             9,013,157
                                                                                     ------------------    -- ---------------
Commitments

Stockholders' Equity (Note 2):
   Common stock, par value $.0001; 15,000,000 shares authorized, at September 30, 1997:  1,360,132 shares issued and outstanding;
      at December 31, 1996:  1,302,330 shares issued and outstanding                                136                   130
   Additional paid-in capital                                                                 5,869,644             5,522,036
   Retained earnings                                                                          1,791,218               502,519
                                                                                     ------------------    -- ---------------
               Total stockholders' equity                                                     7,660,998             6,024,685
                                                                                     ------------------    -- ---------------
               Total liabilities and stockholders'  equity                           $       13,700,946    $       15,037,842
                                                                                     ==================    == ===============



  The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Income


                                                                    Three-Months Ended                 Nine-Months Ended
                                                                       September 30,                      September 30,
                                                                      ---------------                 --------------------
                                                                   1997             1996              1997             1996
                                                              ---------------   -------------   ----------------  ---------------
                                                                        (Unaudited)                       (Unaudited)
Revenues:
    Principal transactions, net                            $     5,452,833   $    3,204,057  $      11,994,578  $      9,078,371
    Commissions                                                  1,157,605        1,066,604          3,519,476         3,310,993
    Other income                                                    98,436          103,743            294,344           293,680
                                                           ---------------   --------------  -----------------  ----------------
                                                                 6,708,874        4,374,404         15,808,398        12,683,044
                                                           ---------------   --------------  -----------------  ----------------
Expenses:
    Employee compensation and benefits                           4,441,795        2,397,118         10,512,874         7,491,402
    Promotion and advertising                                       88,827          434,853            233,932         1,071,033
    Clearance and execution charges                                233,934          274,815            671,363           749,575
    Occupancy and communications                                   463,744          418,882          1,301,885         1,150,418
    Professional fees                                               70,765           47,786            195,922           143,020
    Interest                                                        64,934          150,588            190,179           363,513
    Other                                                          112,726          117,364            374,644           328,294
                                                           ---------------   --------------  -----------------  ----------------
                                                                 5,476,725        3,841,406         13,480,799        11,297,255
                                                           ---------------   --------------  -----------------  ----------------
          Income before provision for income taxes               1,232,149          532,998          2,327,599         1,385,789

Provision for income taxes (Note 3)                                543,128          218,917          1,038,900           642,781
                                                           ---------------   --------------  -----------------  ----------------
          Net income                                       $       689,021   $      314,081  $       1,288,699  $        743,008
                                                           ===============   ==============  =================  ================
Net income per common share (Note 4)                        $         0.51    $        0.20    $          0.85   $          0.47
                                                           ===============   ==============  =================  ================
Weighted average common shares outstanding                       1,346,095        1,302,330          1,317,079         1,302,330






  The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 1997
(Unaudited)


                                     Common Stock
                             ----------------------------      Additional          Retained
                                Shares         Par Value         Capital           Earnings         Total
                             ------------    -------------    -------------      -------------   ------------
Stockholders' equity,
  January 1, 1997                1,302,330   $        130     $    5,522,036    $      502,519   $   6,024,685

Exercise of stock options           38,000              4            208,996                           209,000

Exercise of stock option
  exchange offer                    19,802              2            138,612                           138,614

Net income                                                                           1,288,699       1,288,699
                             -- ----------   --------------   -- -----------    -- -----------   -- ----------
Stockholders' equity,
  September 30, 1997             1,360,132   $        136     $    5,869,644    $    1,791,218   $   7,660,998
                             == ==========   ==============   == ===========    == ===========   == ==========




  The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Cash Flows


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             -------------------
                                                                                          1997                 1996
                                                                                        ---------           ---------
                                                                                                 (Unaudited)
Cash flows from operating activities:

   Net income                                                                         $     1,288,699      $       743,008
                                                                                      -----------------   ------------------
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                                                        136,529              128,168
         Deferred income taxes                                                                219,029              395,321
         Stock option exchange for common stock                                               138,614
         Decrease (increase) in securities owned, at market value                           1,803,445         (20,203,328)
         (Increase) in other assets                                                         (145,223)            (298,136)
         (Increase) in income taxes receivable                                               (80,818)
         Increase (decrease) in securities sold, not yet
             purchased, at market value                                                       309,092            (570,407)
         (Decrease) increase in payable to clearing broker                                (3,877,067)           18,872,192
         Increase in accrued compensation                                                     909,193              711,498
         (Decrease) increase in accounts payable and accrued expenses                       (158,872)              421,838
         (Decrease) in income taxes payable                                                 (374,584)
                                                                                    -----------------   ------------------
               Total adjustments                                                          (1,120,662)            (542,854)
                                                                                    -----------------   ------------------
               Net cash provided by operating activities                                      168,037              200,154
                                                                                    -----------------   ------------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (183,022)            (295,926)
                                                                                    -----------------   ------------------
               Net cash used in investing activities                                        (183,022)            (295,926)
                                                                                    -----------------   ------------------
Cash flows from financing activities:
   Issuance of common stock                                                                   209,000
                                                                                    -----------------   ------------------
               Net cash provided by financing activities                                      209,000
                                                                                    -----------------   ------------------
               Net increase (decrease) in cash                                                194,015             (95,772)

Cash, beginning of period                                                                      75,304              179,944
                                                                                    -----------------   ------------------
               Cash, end of period                                                   $        269,319     $         84,172
                                                                                    =================   ==================
Supplemental information:
   Interest paid                                                                     $        190,179     $        386,537
   Income taxes paid                                                                 $      1,568,920     $         44,452



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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.       Stockholders' Equity


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

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



3.       Income Taxes

         The Company files consolidated federal income tax returns and combined New York, New Jersey, California and Florida State income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.


4.       Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding for each period. For the three and nine-month periods ended September 30, 1997 and 1996, primary and fully diluted net income per common share have been calculated using the modified treasury stock method since options to purchase common stock have a dilutive effect. Accounting Principles Board Opinion No. 15, "Earnings per Share", limits the assumed repurchase of shares under the treasury stock method to 20% of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be invested in U.S. government securities or commercial paper. Therefore, net income is adjusted for assumed interest income, net of applicable income taxes for purposes of these calculations. The weighted average number of shares of common stock outstanding and adjusted net income for primary and fully diluted net income per common share for the three and nine-month periods ended September 30, 1997 and 1996 are as follows:




                                                       Three-Months Ended              Nine-Months Ended
                                                         September 30,                   September 30,
                                                  ---------------------------      -------------------------
                                                     1997           1996             1997           1996
                                                  ------------    -----------      -----------   ------------
                                                      (Unaudited)                  (Unaudited)
Primary Net Income Per Common Share
   Net Income                                      $ 689,021       $ 314,081      $ 1,288,699      $ 743,008
   Plus: Estimated proceeds from investment in
           U.S. government securities or
           commercial paper, net of taxes                             13,407                          47,839
                                                  ----------     ------------     ------------   ------------
           Net Income used in calculation          $ 689,021       $ 327,488      $ 1,288,699      $ 790,847
                                                  ==========     ============     ============   ============
   Weighted average number of shares outstanding   1,346,095       1,302,330        1,317,079      1,302,330
   Plus: Net effect of dilutive stock options
         based on the modified treasury stock
         method using the average market price
         of common stock                                             351,317          205,571        351,317
                                                  ----------     ------------     ------------   ------------
           Total shares used in calculation        1,346,095       1,653,647        1,522,650      1,653,647
                                                  ==========     ============     ============   ============
           Net income per common share             $    0.51       $    0.20      $      0.85      $    0.48
                                                  ==========     ============     ============   ============

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

Fully Diluted Net Income Per Common Share
   Net Income                                      $ 689,021       $ 314,081      $ 1,288,699      $ 743,008
   Plus: Estimated proceeds from investment
           in U.S. government securities or
           commercial paper, net of taxes                             12,463                          37,388
                                                  ----------      ------------    ------------   ------------
           Net Income used in calculation            689,021       $ 326,544      $ 1,288,699      $ 780,396
                                                  ==========      ============    ============   ============
   Weighted average number of shares outstanding   1,346,095       1,302,330        1,317,079      1,302,330
   Plus: Net effect of dilutive stock options
           based on the modified treasury stock
           method using the average market price
           of common stock                                           351,317          206,599        351,317
                                                  ----------      ------------    ------------   ------------
           Total shares used in calculation        1,346,095       1,653,647        1,523,678      1,653,647
                                                  ==========      ============    ============   ============
           Net income per common share             $    0.51       $    0.20      $      0.85      $    0.47
                                                  ==========      ============    ============   ============

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

Results of Operations

         Total revenues for the three and nine-month periods ended September 30, 1997 increased 53.4% and 24.6%, respectively, to $6,708,874 and $15,808,398 from the comparable periods in 1996. The increase was attributable to income generated from the Company's merchant banking and retail brokerage activities, which was reflective of a strong marketplace. As a result, principal transactions, net increased by 70.2% and 32.1%, respectively, for the three and nine-month periods ended September 30, 1997 from the comparable periods in 1996. Commissions increased 8.5% and 6.3%, respectively, primarily as a result of a customer shift to equity securities.

         Employee compensation and benefits for the three and nine-month periods ended September 30, 1997 increased 85.3% and 40.3%, respectively, to $4,441,795 and $10,512,874 from the comparable periods in 1996. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues. The increase was also partially attributable to a $675,912 charge related to a stock option exchange offer to holders of the Company's outstanding stock options which was completed on July 24, 1997.

         Promotion and advertising for the three and nine-month periods ended September 30, 1997 decreased 79.6% and 78.2%, respectively, to $88,827 and $233,932 from the comparable periods in 1996 primarily as a result of a shift of work to internal staff and the Company's planned reduction in advertising expenditures, primarily in radio and television advertising, due to a retail product focused on the Company's existing client base through the use of print media.

         Clearance and execution charges for the three and nine-month periods ended September 30, 1997 decreased 14.9% and 10.4%, respectively, to $233,934 and $671,363 from the comparable periods in 1996 as a result of reduced fees charged by the Company's clearing broker.

         Occupancy and communications costs for the three and nine-month periods ended September 30, 1997 increased 10.7% and 13.2%, respectively, to $463,744 and $1,301,885 from the comparable periods in 1996. This increase was a result of the establishment and operations of branch offices.

         Professional fees for the three and nine-month periods ended September 30, 1997 increased 48.1% and 37.0% to $70,765 and $195,922 from the comparable periods in 1996 primarily as a result of an increase in external consultation with outside professionals.

         Interest expense for the three and nine-month periods ended September 30, 1997 decreased 56.9% and 47.7%, respectively, to $64,934 and $190,179 from the comparable periods in 1996 as a result of smaller inventory positions purchased on margin, which incur interest.

         Other expenses for the three-month period ended September 30, 1997 decreased 4.0% to $112,726, and for the nine-month period ended September 30, 1997 increased 14.1% to $374,644, respectively, from the comparable periods in 1996 as a result of an increase in general office expenses primarily as a result of the establishment and operations of branch offices.

         Income tax provision for the three and nine-month periods ended September 30, 1997 were $543,128 and $1,038,900, respectively, which was consistent with the increase in income before this income tax provision.

         Net income of $689,021 and $1,288,699, respectively, for the three and nine-month periods ended September 30, 1997 compares to net income of $314,081 and $743,008, respectively, for the three and nine-month periods ended September 30, 1996 primarily as a result of increased revenues and an increased operating cost reduction emphasis in 1997.

Liquidity and Capital Resources

         Securities owned, at market value, at September 30, 1997 were $11,830,903 as compared to $13,634,348 at December 31, 1996. This 13.2% decrease was attributable to the Company's reduced need to maintain securities in inventory for resale to its customers at September 30, 1997 as compared with December 31, 1996. To a significant extent, the Company's inventory requirements for securities is market driven, with a less active market and lower sales necessitating lower inventory levels. Approximately 71.5% of the Company's assets at September 30, 1997 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at September 30, 1997, increased to $737,617 as compared to $691,124 at December 31, 1996. This 6.7% increase resulted from the establishment and operations of a branch office and additional computer hardware, office furniture, and leasehold improvements purchased in connection with the existence and maintenance of the Company's offices.

         Other assets increased to $782,289 at September 30, 1997, from $637,066 at December 31, 1996, a 22.8% increase. This increase was primarily attributable to managed fee income receivable related to a retail product, advances to registered representatives, and a decrease in prepaid operating assets.

         Income Taxes Receivable and Income Taxes Payable were $80,818 and $426,959, respectively, at September 30, 1997 as compared to Income Taxes Payable of $582,514 at December 31, 1996. This change is comprised of current taxes receivable and payable reflective of the payment of estimated income taxes and the adjustment for the current period's earnings, and deferred income taxes payable resulting from unrealized appreciation on securities positions.

         Securities sold short amounted to $2,328,756 at September 30, 1997 as compared to $2,019,664 at December 31, 1996. Management monitors these positions on a daily basis and covers short positions when appropriate. A portion of the short position at September 30, 1997 was covered during the subsequent month.

         Payable to clearing broker amounted to $709,650 at September 30, 1997 as compared to $4,586,717 at December 31, 1996. This 84.5% decrease was a result of decreased inventory purchases on margin.

         Accrued compensation was $2,083,899 September 30, 1997 as compared to $1,174,706 at December 31, 1996, a 77.4% increase attributable to increased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $490,684 at September 30, 1997 as compared to $649,556 at December 31, 1996, a 24.5% decrease attributable to accrued promotion, general office expenses, and an accrued expense related to a settlement with a customer.

         The Company, as guarantor of its customer accounts to its clearing broker, is exposed to off- balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II:          OTHER INFORMATION

ITEM 6:                    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (9/30/97)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Kirlin Holding Corp.
                                          (Registrant)




Dated:   November 10, 1997                By:      /s/ Anthony J. Kirincic
                                             ---------------------------------
                                                   Anthony J. Kirincic
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description                                        Page

27.               Financial Data Schedule (9/30/97)                   15