Form 10KSB40
period 1997-12-31
KIRLIN HOLDING CORP
filed 1998-03-27
CIK 930797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

Commission file number 0-25336

                              KIRLIN HOLDING CORP.
               -------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    11-3229358
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 6901 Jericho Turnpike, Syosset, New York                     11791
-------------------------------------------------           ----------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:   (800) 899-9400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the Annual Meeting of Shareholders to be held in June 1998 which will be filed by the issuer within 120 days after the close of its fiscal year.

     State issuer's revenues for its most recent fiscal year: $21,417,761.

     As of March 16, 1998, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the Nasdaq SmallCap Market) held by non-affiliates of the issuer was $8,085,402. At March 16, 1998, 2,802,764 shares of issuer's Common Stock were outstanding.

                                                      PART I


ITEM 1.  BUSINESS.

General

         Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment and merchant banking primarily through Kirlin Securities, Inc. ("Kirlin"), its operating subsidiary. Kirlin is registered as a broker-dealer and investment advisor with the Securities and Exchange Commission ("Commission") and is a member firm of the
National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Kirlin is a full service retail-oriented brokerage firm, specializing in the trading and sale of fixed income securities, including collateralized mortgage obligations, corporate and municipal bonds, and government and government agency securities and, to a lesser extent, mutual funds and equity securities, which are offered and sold through Kirlin's sales force to its customers. At December 31, 1997, the Company maintained over 14,000 retail customer accounts, which held over $721 million in assets. The Company's revenues are generated primarily from principal trading activities and brokerage transactions. Kirlin is currently licensed to conduct activities as a broker-dealer in the District of Columbia and in 42 states, and operates primarily from its headquarters in Syosset, New York, as well as three branch offices located in California and New Jersey.

         The Company was incorporated under the laws of the State of Delaware on July 28, 1994 to serve as a holding company for Kirlin. Kirlin was incorporated under the laws of the State of Delaware on January 6, 1988 and became a wholly-owned subsidiary of the Company on October 20, 1994. All references to the Company, unless the context requires otherwise, refers to the Company and Kirlin.


Principal Transactions

         Most of the Company's revenues in the last several years (57.4% in 1995, 71.1% in 1996 and 75.2% in 1997) have been derived from principal trading activities, including merchant banking investments, consisting principally of fixed income securities, including corporate debt, United States government and government agency securities, collateralized mortgage obligations and municipal bonds. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations.

         The Company also engages in proprietary trading, including market-making, in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. At March 16, 1998, the Company made a market in the equity securities of 20 companies.

Commission Business

         A significant portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The largest portion of the Company's commission revenue is derived from brokerage transactions involving mutual fund securities. The Company currently has agreements with 55 mutual fund management companies pursuant to which the Company sells shares in approximately 100 mutual funds. Mutual fund commissions are derived from standard dealers' discounts which range from approximately 1% to 8% of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds. To a lesser extent, the Company's commission business also involves brokerage transactions in exchange listed and over-the-counter corporate securities for its customers. To date, the Company's activities in this area have been limited.

Money Management

         In the latter half of 1996, the Company launched a Managed Asset Portfolio Program ("MAPP") to manage the financial assets of its clients, for which it receives a quarterly management fee based upon the value of assets under management. The program's focus is to manage money to achieve long-term growth or income while attempting to limit risk. Economic conditions are monitored in order to determine which sectors will perform well in order to strategically allocate assets to these sectors. Under the program, an individual portfolio plan is developed to fit each client's risk/reward relationship. At March 16, 1998, total assets under management were over $14 million.

Investment and Merchant Banking

     Investment banking revenue is derived principally from underwriting fees, commissions and expense allowances in connection with underwriting activities. During the last three years, the Company's investment banking activities have consisted of, acting as placement agent for two private placements in 1997, co-underwriting an initial public offering and acting as co-placement agent in a private placement in 1996, and co-underwriting an initial public offering and acting as the placement agent in two private placements in 1995. The Company also participates as a member of the underwriting syndicate and selling group member from time to time in unit trust and equity offerings. The Company believes that investment banking activities present significant opportunities for its business. The extent of the Company's underwriting activities is dependent upon its net capital position prior to making a commitment to purchase securities, its retail distribution capabilities and market conditions for public offerings.

         Although the Company does not currently anticipate that underwriting will be the primary focus of its business, this area does involve certain risks. Because underwriters commit to purchase securities at a discount from the initial public offering price, they are exposed to substantial losses in the event that the securities cannot be sold or must be sold below syndicate cost. Under federal securities laws, other laws and court decisions with respect to underwriter's liability and limitations on indemnification by issuers, an underwriter is exposed to substantial potential liability for misstatements or omissions of material facts in prospectuses or other communications with respect to securities offerings.

         As a complement to its investment banking business, the Company also engages in merchant banking activities. From time to time the Company is presented with opportunities to invest, through debt or equity or combination of both, in other companies in a variety of industries. Such investments are speculative and involve a high degree of risk for which the Company may receive significant profits, but no assurance can be given that such will be the case. Merchant banking investments typically are of a longer term nature than the Company's trading activities and therefore increase the Company's exposure to market risks and restrict the use of the Company's capital for longer periods of time. At December 31, 1997, the Company had invested approximately $1,146,000 in three companies in connection with this activity.

Clearing Broker

         The Company does not hold any funds or securities of its customers. The Company currently utilizes, on a fully disclosed basis, the services of Correspondent Services Corporation, a wholly-owned subsidiary of PaineWebber Incorporated, as its clearing broker, which, on a fee basis, processes all securities transactions for the Company and the accounts of its customers.
Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000, and additional protection is provided through Aetna Casualty and Surety Co. for an additional $5,000,000 per regular account, $10,000,000 per individual retirement account and $100,000,000 per resource management account and business services account. The services of a clearing broker include billing and credit control, and receipt, custody and delivery of securities, for which the Company pays a portion of the commissions it receives from customer transactions. The clearing broker in effect provides a "back office" for the Company's brokerage activities, freeing the Company from the need and expense of creating its own such capability. Pursuant to the terms of the Company's agreement with its clearing broker, the Company has agreed to indemnify and hold its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, the Company would be obligated to indemnify the clearing broker for any resulting losses. The Company, to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

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

         As a registered broker-dealer and a member firm of the NASD, Kirlin is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 1997, Kirlin had total net capital of $1,461,274, or $1,211,274 in excess of minimum net capital requirements under the aggregate indebtedness method of calculation.

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

         Kirlin is registered as an investment advisor with the State of New York and is subject to its laws and regulations regarding investment advisors.

Competition

         The Company encounters intense competition in all aspects of its business and competes directly with other securities firms, a significant number of which offer their customers a broader range of financial services, have greater capital and other resources and may have greater operating efficiencies than the Company. In addition to competition from firms currently in the securities business, recently there has been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. Competition among financial services firms for professional personnel is intense. As part of the Company's growth strategy, it intends to recruit established registered representatives, expand its investment banking business, increase its activity in the equity, municipal bonds and taxable fixed-income securities markets and continues to develop its merchant banking capabilities. However, it faces competition in all of these areas from other firms that have established reputations, long-standing relationships with clients and substantially greater capital resources.

Marketing and Advertising

         The Company has pursued an aggressive marketing and advertising program since 1989, although its advertising levels were significantly reduced in 1997. The Company has advertised itself and its product line in order to get a direct response from readers and listeners. The Company also uses image advertising to promote the name and background of the Company, which it believes has increased the Company's visibility. The Company's advertising program has proven to be very successful in the building of a larger customer base. The Company's primary advertising focus has been on major radio stations, and, to a lesser extent, newspapers in New York, New Jersey, Connecticut, and California. The Company has also used television advertising in the New York City metropolitan area on a limited basis. The Company allocates its advertising budget according to economic conditions and the products available.

         The advertising program of the Company is regulated by the NASD. During the past year the Company reduced the amount of capital expenditure related to marketing and advertising in order to concentrate on its existing client and lead base. This base of people were introduced to the Company's managed asset program and other products continually offered by the Company. The Company's base of people remained consistent with the prior years. Accordingly, the Company will increase its marketing and advertising expenditures in the coming year.

Personnel

         At March 16, 1998, the Company had 162 full-time employees, including 122 registered representatives. The Company's sales force primarily serves retail customers and, to a lesser extent, institutional investors. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.


ITEM 2. PROPERTIES.

     The principal executive offices of the Company and Kirlin are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 12,800 square feet of office space at a base rent of approximately $200,000 per year with annual increases of 3.5%. The initial term of the lease expires in September 1999, with one option to renew for an additional five-year period. The Company is looking at expanding this office, possibly by leasing additional space located adjacent to its existing space. The Company also operates the following branch offices:

                                                                          Approximate
                                             Approximate                     Annual
Office Location                             Square Footage                Lease Rental          Expiration
---------------                             --------------                ------------          ----------
60 Spear Street                                 2,200                       $45,000             August 1998
San Francisco, California

4370 La Jolla Village Drive                     2,300                       $56,000             December 1998
San Diego, California

2001 Route 46                                   2,900                       $68,000             June 2001
Parsippany, New Jersey


ITEM 3.  LEGAL PROCEEDINGS.

         The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. It is the opinion of management that the resolution of all proceedings presently pending will not have a material adverse effect on the consolidated financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to the completion of the Company's initial public offering on January 18, 1995, there was no established public trading market for the Company's Common Stock. The Company's Common Stock commenced quotation on the Nasdaq SmallCap Market on January 19, 1995. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by the Nasdaq SmallCap Market (representing interdealer quotations which do not include retail markups, markdowns or commissions), with prices adjusted to reflect the Company's two-for-one stock split effected on December 22, 1997:


     Period                        High($)                  Low($)
     Fiscal 1997

     Fourth Quarter                 8.5                      3.9375
     Third Quarter                  3.9375                   3.5
     Second Quarter                 4.25                     3.5
     First Quarter                  4.75                     4.3125

     Fiscal 1996

     Fourth Quarter                 4.875                    4.75
     Third Quarter                  4.9375                   4.5
     Second Quarter                 4.75                     3.375
     First Quarter                  3.5                      2.25



         The Company has applied to list its Common Stock on the Nasdaq National Market and such application is pending.

         On March 16 1998, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $6.625. On March 16, 1998, there were 59 holders of record of the Company's Common Stock and, the Company believes, over 700 beneficial owners of the Company's Company Stock.

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

         Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company presently intends to retain all earnings in the foreseeable future for the Company's continued growth. The Company's ability to pay dividends in the future also may be restricted by Kirlin's obligation to comply with the net capital requirements imposed on broker-dealers under regulations and rules promulgated by both the Commission and the NASD.

Recent Sales of Unregistered Securities

         None.

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

         The Company's revenues are generated primarily from principal trading activities and brokerage transactions. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from the Company's transactions as principal reflect realized and unrealized gains and losses on such transactions. Revenues from principal transactions are primarily derived from trading fixed income securities, which may be purchased from and/or sold to other dealers or retail clients. In addition, revenues from principal transactions also reflect gains and/or losses derived from writing and purchasing option contracts. As part of the Company's growth strategy, it intends to increase its principal trading activities in equity securities and to continue to promote its Managed Asset Portfolio Program to manage the financial assets of its clients, for which it receives a quarterly management fee based upon the value of assets under management. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

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

         The Company is directly affected by general economic conditions, interest rates and market conditions. All of these factors may have an impact on its principal trading and overall business volume. The Company's costs associated with occupancy, communications and equipment costs are relatively fixed and, in periods of reduced volume, can have an adverse effect on earnings.

         The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB:

                                                                     Years ended December 31,
                                                               1997                               1996
                                                     -------------------------        ---------------------------
Revenues:
           Principal transactions, net                 $ 16,097,818       75.2%        $ 11,743,255        71.1%
           Commissions                                    4,922,375       23.0%           4,354,436        26.4%
           Other income                                     397,568        1.8%             407,863         2.5%
                                                      -------------    --------      --------------     --------
                    Total revenues                       21,417,761      100.0%          16,505,554       100.0%
                                                      -------------    --------      --------------     --------

Expenses:
           Employee compensation and benefits            13,593,522       63.5%          10,122,437        61.3%
           Promotion and advertising                        262,742        1.2%           1,254,504         7.6%
           Clearance and execution charges                  833,998        3.9%             837,055         5.1%
           Occupancy and communications                   1,750,123        8.2%           1,573,768         9.5%
           Professional fees                                273,696        1.3%             216,090         1.3%
           Interest                                         294,970        1.4%             535,713         3.2%
           Other                                            570,592        2.6%             575,643         3.6%
                                                      -------------    --------      --------------     --------
                    Total expenses                       17,579,643       82.1%          15,115,210        91.6%
                                                      -------------    --------      --------------     --------

Income before income tax provision                        3,838,118       17.9%           1,390,344         8.4%
Provision for income taxes                                1,645,695        7.7%             754,566         4.6%
                                                      --------------   --------      -----------------  --------
Net income                                            $   2,192,423       10.2%      $       635,778        3.8%
                                                      =============     =======      ================   ========

Results of Operations

     Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Total revenues for the year ended December 31, 1997 increased 29.8% to $21,417,761 from $16,505,554 in 1996. This increase is attributable to income generated from the Company's merchant banking and retail brokerage activities, which was reflective of a strong marketplace.

         Employee   compensation   and  benefits  in  1997  increased  34.3%  to
$13,593,522 from $10,122,437 in 1996. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues. The increase was also partially attributable to a $675,912 charge related to a stock option exchange offer to holders of the Company's outstanding stock options which was completed on July 24, 1997.

         Promotion and advertising in 1997 decreased 79.1% to $262,742 from $1,254,504 in 1996 primarily as a result of a shift of work to internal staff and the Company's planned reduction in advertising expenditures, primarily in radio and television advertising, due to a retail product focused on the Company's existing client base through the use of print media. The Company intends to increase its expenditures in 1998 to promote the Company and its product lines.

         Clearance and execution charges in 1997 decreased to $833,998 from $837,055 in 1996 as a result of reduced fees charged by the Company's clearing broker.

         Occupancy  and   communications   costs  in  1997  increased  11.2%  to
$1,750,123   from  $1,573,768  in  1996.  This  increase  is  a  result  of  the establishment and operations of branch offices.

         Professional fees in 1997 increased 26.7% to $273,696 from $216,090 in 1996 primarily as a result of an increase in external consultation with outside professionals.

         Interest expense in 1997 decreased 44.9% to $294,970 from $535,713 in 1996 as a result of smaller inventory positions purchased on margin, which incur interest.

         The amount of other expenses in 1997 were comparable to 1996.

         Income tax provision for the year ended December 31, 1997 was $1,645,695 as compared to $754,566 for the year ended December 31, 1996, which was consistent with the increase in income before this income tax provision.

         Net income of $2,192,423 for the year ended December 31, 1997 compares to net income of $635,778 for the year ended December 31, 1996 primarily as a result of increased revenues and an increased operating cost reduction emphasis in 1997.

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

Liquidity and Capital Resources

         Securities owned, at market value, at December 31, 1997 were $14,631,398 as compared to $13,634,348 at December 31, 1996. This 7.3% increase is attributable to an improved retail marketplace for fixed income and equity securities, which increased the Company's need to maintain securities in inventory for resale to its customers. To a significant extent, the Company's inventory requirement for securities is market driven, with a more active market and greater sales necessitating higher inventory levels. Approximately 65.3% of the Company's assets at December 31, 1997 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at December 31, 1997, increased to $836,832 as compared to $691,124 at December 31, 1996. This 21.1% increase results from the establishment and operations of a branch office and additional computer hardware, office furniture, and leasehold improvements purchased in connection with the existence and maintenance of the Company's offices.

         Other assets increased to $1,109,559 at December 31, 1997, from $637,066 at December 31, 1996, a 74.2% increase. This increase is primarily attributable to advances to registered representatives, a loan related to one of the Company's investment undertakings, prepaid operating expenses, and income taxes related to the current period's earnings.

         Securities sold short amounted to $1,599,279 at December 31, 1997 as compared to $2,019,664 at December 31, 1996. Management monitors these positions on a daily basis and covers short positions when appropriate. A portion of the short position at December 31, 1997 was covered during the subsequent month.

         Payable to clearing broker amounted to $2,828,519 at December 31, 1997 as compared to $4,586,717 at December 31, 1996. This 38.3% decrease is a result of decreased inventory purchases on margin.

         Accrued compensation was $2,194,143 at December 31, 1997 as compared to $1,174,706 at December 31, 1996, a 86.8% increase attributable to increased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $509,649 at December 31, 1997 as compared to $649,556 at December 31, 1996, a 21.5% decrease attributable to accrued promotion, general office expenses, and an accrued expense related to a settlement with a customer.

         Deferred Income Taxes Payable were $1,197,696 at December 31, 1997 as compared to $198,536 at December 31, 1996. This increase is reflective of the adjustment for deferred income taxes payable resulting from unrealized appreciation on securities positions.

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

Year 2000

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K issue concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

         To ensure that the Company's computer systems are Y2K compliant, the Company has been reviewing each of its systems and programs. The Company is also working with its major external vendors and suppliers to assess their compliance efforts and the Company's exposure to them. Any entities which the Company interacts electronically with, most significantly its clearing broker, can have an effect on its abilities to address the Y2K problem.

         As a result of researching the Company's hardware and software, the Company believes its internal systems will be Y2K compliant by the end of 1999. Although the Company has discussed the Y2K issue with its clearing broker, it has not yet determined that its clearing broker's system will be Y2K compliant. If the Company's clearing broker will not be Y2K compliant on a timely basis, the Company will change to another clearing broker. The Company does not believe the change will have an adverse effect on the Company's operating results or financial condition. If the Company's clearing broker at the appropriate time is not Y2K compliant, the Company's business likely will be disrupted and this could have a material adverse effect on the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:                                                           Page
                                                                                                     ------
Report of Goldstein Golub Kessler & Company, P.C. on the Consolidated Financial
       Statements as of December 31, 1997 and for the year then ended.................................F-1

   Consolidated Statements of Financial Condition as of December 31, 1997 and 1996....................F-2

   Consolidated Statements of Income for the years ended December 31, 1997 and 1996.......................................................................................F-3

   Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 1997 and 1996.....................................................................F-4

   Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996.......................................................................................F-5

   Notes to the Consolidated Financial Statements.............................................F-6 to F-12

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statements of financial condition of Kirlin Holding Corp. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 19, 1998

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

December 31,                                                                  1997         1996
---------------------------------------------------------------------------------------------------
ASSETS
Cash (Note 1) ........................................................   $   316,219   $    75,304

Securities Owned, at market value (Note 2):
  U.S. government and agency obligations .............................     2,949,723     2,153,235
  State and municipal obligations ....................................     1,618,284     4,654,466
  Corporate bonds and other securities ...............................    10,063,391     6,826,647

Furniture, Fixtures and Leasehold Improvements, at cost,
 net of accumulated depreciation and amortization of $713,626 and
 $511,096, respectively (Note 1) .....................................       836,832       691,124

Other Assets .........................................................     1,109,559       637,066
--------------------------------------------------------------------------------------------------
      Total Assets ...................................................   $16,894,008   $15,037,842
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Securities sold, not yet purchased, at market value (Note 2) .......   $ 1,599,279   $ 2,019,664
  Payable to clearing broker (Note 1) ................................     2,828,519     4,586,717
  Accrued compensation ...............................................     2,194,143     1,174,706
  Accounts payable and accrued expenses ..............................       509,649       649,556
  Income taxes payable ...............................................                     383,978
  Deferred taxes payable .............................................     1,197,696       198,536
--------------------------------------------------------------------------------------------------
      Total liabilities ..............................................     8,329,286     9,013,157
--------------------------------------------------------------------------------------------------
Commitments (Note 6)

Stockholders' Equity (Note 3):
  Common stock - $.0001 par value; authorized 15,000,000 shares,
   issued and outstanding 2,720,264 and 2,604,660 shares, respectively           272           130
  Additional paid-in capital .........................................     5,869,508     5,522,036
  Retained earnings ..................................................     2,694,942       502,519
--------------------------------------------------------------------------------------------------
      Total stockholders' equity .....................................     8,564,722     6,024,685
--------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity .....................   $16,894,008   $15,037,842
==================================================================================================

See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

Year ended December 31,                            1997           1996
-------------------------------------------------------------------------
Revenue:
  Principal transactions, net (Notes 1 and 2)   $16,097,818   $11,743,255
  Commissions ...............................     4,922,375     4,354,436
  Other income ..............................       397,568       407,863
-------------------------------------------------------------------------
                                                 21,417,761    16,505,554
-------------------------------------------------------------------------
Expenses:
  Employee compensation and benefits ........    13,593,522    10,122,437
  Promotion and advertising (Note 1) ........       262,742     1,254,504
  Clearance and execution charges ...........       833,998       837,055
  Occupancy and communications ..............     1,750,123     1,573,768
  Professional fees .........................       273,696       216,090
  Interest ..................................       294,970       535,713
  Other .....................................       570,592       575,643
-------------------------------------------------------------------------
                                                 17,579,643    15,115,210
-------------------------------------------------------------------------
Income before provision for income taxes ....     3,838,118     1,390,344

Provision for income taxes (Note 8) .........     1,645,695       754,566
-------------------------------------------------------------------------
Net income ..................................   $ 2,192,423   $   635,778
-------------------------------------------------------------------------
Basic earnings per common share .............   $       .83   $       .24
=========================================================================
Diluted earnings per common share ...........   $       .78   $       .23
=========================================================================


See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Years ended December 31, 1997 and 1996                                                 (Accumulated
                                                                    Additional           Deficit)
                                            Common Stock              Paid-in            Retained
                                     Shares           Par Value       Capital            Earnings             Total
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 January 1, 1996                    1,302,330           $130          $5,329,536       $  (133,259)         $5,196,407

Compensation related to the
 sale of stock by a principal
 stockholder                         -                  -                192,500          -                    192,500

Net income                           -                  -              -                   635,778             635,778
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 December 31, 1996                  1,302,330            130           5,522,036           502,519           6,024,685

Exercise of stock options              38,000              4             208,996          -                    209,000

Stock option exchange                  19,802              2             138,612          -                    138,614

2-for-1 stock dividend              1,360,132            136                (136)         -                   -

Net income                           -                  -              -                 2,192,423           2,192,423
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 December 31, 1997                  2,720,264           $272          $5,869,508        $2,694,942          $8,564,722
======================================================================================================================


See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31,                                                                 1997                   1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $ 2,192,423           $    635,778
----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                       202,530                170,888
    Deferred income taxes                                                               999,160                322,920
    Noncash compensation                                                                138,614                192,500
  (Increase) decrease in operating assets:
      Securities owned, at market value                                                (997,050)            (4,871,042)
      Other assets                                                                     (472,493)              (402,562)
  (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased, at market value                              (420,385)               515,227
      Payable to clearing broker                                                     (1,758,198)             2,319,995
      Accrued compensation                                                            1,019,437                767,083
      Accounts payable and accrued expenses                                            (139,907)               238,511
      Income taxes payable                                                             (383,978)               383,978
----------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                            (1,812,270)              (362,502)
-----------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                       380,153                273,276

 Cash flows used in investing activity - purchase of furniture, fixtures
  and leasehold improvements                                                           (348,238)              (377,916)

 Cash flows provided by financing activity - issuance of common stock                   209,000              -
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                         240,915               (104,640)

Cash at beginning of year                                                                75,304                179,944
----------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                $    316,219          $      75,304
======================================================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
    Interest                                                                        $   294,970           $    535,713
======================================================================================================================
    Income taxes                                                                    $ 1,279,160           $     47,759
======================================================================================================================

See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include: the accounts of Kirlin Holding Corp. ("KHC") and its wholly owned subsidiary, Kirlin Securities, Inc. ("Kirlin") (collectively the "Company"). The Company, through Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of fixed income securities, including collateralized mortgage obligations, corporate and municipal bonds, and government and government agency securities and, to a lesser ex securities. Primarily all activity of the Company has been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey, California and Florida.

Kirlin is registered as a broker-dealer with the Securities and Exchange Commission (the "SEC") and is a member of the National Association of Securities Dealers, Inc.

Kirlin does not carry accounts for customers or perform custodial functions related to customers' securities. Kirlin introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, this clearing broker provides the clearing and depository operations for Kirlin's proprietary securities transactions. These activities may expose the C risk in the event that customers do not fulfill their obligations with the clearing broker, as Kirlin has agreed to indemnify the clearing broker for any resulting losses.

At December 31, 1997, the payable to clearing broker in the consolidated statement of financial condition is for the Company's net acquisition of securities and is collateralized by securities owned by the Company. Substantially all securities owned reflected on the consolidated statement of financial condition are positions held by the clearing broker.

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

Kirlin expenses the costs of advertising the first time the advertising takes place. Advertising expense was approximately $37,000 and $1,053,000 for the years ended December 31, 1997 and 1996, respectively.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.



      2.  SECURITIES  OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

Securities sold, not yet purchased, are stated at market value and consist of the following:

December 31,                                      1997        1996
---------------------------------------------------------------------
U.S. government and agency obligations       $   25,774   $    4,705
State and municipal obligations                 784,135      820,676
Corporate bonds and other securities            789,370    1,194,283
---------------------------------------------------------------------
                                             $1,599,279   $2,019,664
=====================================================================

Securities sold, not yet purchased, represent obligations of Kirlin to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as Kirlin's ultimate obligation may exceed the amount recognized in the financial statements.

Securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned at December 31, 1997 and 1996 are investment securities not readily marketable amounting to approximately $3,908,000 and $896,000, respectively (46% and 15%, respectively, of stockholders' equity) which have been valued at fair value as determined by management based on a percentage of the market value of the security or in the case of warrants, a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions.

      3.     STOCKHOLDERS' EQUITY:

The Company has authorized 1,000,000 shares of preferred stock, par value $.0001 per share. No shares have been issued as of December 31, 1997.

In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan") covering 1,200,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. The options vest over periods of up to five years and are exercisable at various dates through January 2006.

On July 16, 1997, the Company made an exchange offer to the holders of all of its outstanding options and warrants. The offer involved the exchange of these options and warrants for cash, stock of the Company or a combination of one-half cash and one-half stock, all at various specified exchange rates dependent upon the grant date and exercise price of the outstanding options and warrants. Pursuant to this offer, 169,500 options and warrants were exchanged for stock representing 39,604 shares valued at $138,614 and 727,476 were exchanged for cash. The Company recognized $675,912 of compensation expense related to this

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


exchange. Concurrent with the exchange offer, Kirlin surrendered to KHC warrants to purchase 32,190 shares.

The following table summarizes the 1997 and 1996 activity in the Company's stock options:

                                                     Number of
                                                      Shares             Price per Share
----------------------------------------------------------------------------------------
Balance at January 1, 1996                             474,700             $4.13 - $5.50
Granted during the year                                703,900             $2.50 - $2.75
Canceled during the year                               (73,000)            $2.50 - $5.00
----------------------------------------------------------------------------------------
Balance at December 31, 1996                         1,105,600             $2.50 - $5.50
Exercised during the year                              (76,000)            $2.50 - $5.50
Surrendered during the year                           (848,700)            $2.50 - $5.50
Forfeited during the year                              (96,400)            $2.50 - $4.13
----------------------------------------------------------------------------------------
      Balance at December 31, 1997                      84,500             $2.50 - $5.00
========================================================================================

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                             Remaining
                                                     Number                 Contractual
Exercise Price                                     Outstanding                 Life
-----------------------------------------------------------------------------------------
     $5.00                                             12,500                  85 months
     $4.13                                              4,000                  79 months
     $2.50                                             68,000                  96 months
-----------------------------------------------------------------------------------------
$2.50 - $5.00                                          84,500
=========================================================================================

As of December 31, 1997, 12,500 options with an exercise price of $5.00 per share were exercisable.

During the year ended December 31, 1997, the Company declared a 2-for-1 stock split. The above number of shares and price per share have been adjusted to reflect the stock split.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting   Standards   ("SFAS")   No.   123,   "Accounting   for   Stock-based
Compensation." Accordingly, no compensation costs have been recognized for the

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and income per common share would have been as follows:

Year ended December 31,                                     1997                 1996
----------------------------------------------------------------------------------------
Net income - as reported                                 $2,192,423             $635,778
Net income - pro forma                                    2,073,923              517,278
Basic earnings per common share - as reported                   .83                  .24
Basic earnings per common share - pro forma                     .78                  .20
Diluted earnings per common share - as reported                 .78                  .23
Diluted earnings per common share - pro forma                   .73                  .18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 40%, risk-free interest rate of approximately 7% and expected option lives of six years.

The pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

In April 1996, the Company adopted the 1996 Stock Plan ("1996 Plan") covering 2,000,000 shares of common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. At December 31, 1997, no common stock or options had been issued pursuant to the 1996 Plan.

      4.     NET CAPITAL REQUIREMENT:

As a registered broker-dealer, Kirlin is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Kirlin computes its net capital under the aggregate indebtedness method permitted by rule 15c3-1, which requires that Kirlin maintain minimum net capital, as defined, of 6-2/3% of aggregate indebtedness, as defined, or $250,000, whichever is greater. Additionally, the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1.

At December 31, 1997 and 1996, Kirlin had net capital, as defined, of $1,461,274 and $2,277,715, respectively, which exceeded the minimum net capital requirements by $1,211,274 and $2,027,715, respectively. Kirlin's ratio of aggregate indebtedness to net capital was 1.82-to-1 and .95-to-1 at December 31, 1997 and 1996, respectively.


      5.     RETIREMENT AND SAVINGS PLAN:

Kirlin sponsors a Retirement and Savings Plan for all full-time employees over the age of 19 pursuant to Section 401(k) of the Internal Revenue Code. Kirlin matches 50% of each participant's contribution up to $1,000 per participant per year. Kirlin's contributions to the plan for the years ended December 31, 1997 and 1996 were $69,876 and $70,267, respectively.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      6.     COMMITMENTS:

Kirlin leases office space at several locations under noncancelable leases expiring at various times through June 30, 2001. The minimum annual rental payments for these leases are as follows:

Year ending December 31,

                1998         $358,123
                1999         222,167
                2000         59,429
                2001         34,020
               --------------------
                           $673,739
               ====================

The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. Kirlin has the option to renew two of these leases for an additional five-year period. Rent expense was $454,778 and $463,407 for the years ended December 31, 1997 and 1996, respectively.

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

The following summarizes financial instruments held at December 31, 1997 and 1996:

                                                                                     Average
                                                                                     Market
                                       Notional                                      Value for
                                        Amount               Market Value            the Year
------------------------------------------------------------------------------------------------------
                                1997         1996         1997         1996       1997         1996
------------------------------------------------------------------------------------------------------
  Stock options
  and warrants:
    Assets                    $723,034    $1,133,660   $1,205,560    $230,574    $373,076     $638,786
    Liabilities                  6,496       365,668        1,994      91,653      33,404      123,423
======================================================================================================

Net revenue from principal transactions consists of fixed income and equity activities.

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8. INCOME TAXES:

The Company files consolidated federal income tax returns and separate Company state income tax returns.


The provision for income taxes consists of:

Year ended December 31,                                        1997                 1996
----------------------------------------------------------------------------------------
Current:
  Federal                                               $   467,572             $295,106
  State                                                     178,963              136,540
----------------------------------------------------------------------------------------
                                                            646,535              431,646
----------------------------------------------------------------------------------------
Deferred:
  Federal                                                   747,550              238,538
  State                                                     251,610               84,382
----------------------------------------------------------------------------------------
                                                            999,160              322,920
----------------------------------------------------------------------------------------
                                                         $1,645,695             $754,566
========================================================================================

The provision for income taxes for the years ended December 31, 1997 and 1996 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                                                               1997                 1996
----------------------------------------------------------------------------------------
Tax at federal statutory rate                                   34%                  34%
State income taxes                                               9                    9
Nondeductible expenses                                                                6
Other                                                                                 5
----------------------------------------------------------------------------------------
                                                                43%                  54%
========================================================================================

The deferred tax asset (liability) results from the following:

                                                               1997                 1996
----------------------------------------------------------------------------------------
Unrealized appreciation (depreciation) on
 investment securities not readily marketable           $(1,184,249)           $(263,388)
Other temporary differences                                 (13,447)              64,852
-----------------------------------------------------------------------------------------
                                                        $(1,197,696)           $(198,536)
=========================================================================================

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      9.     EARNINGS PER SHARE:

Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

Year ended December 31, 1997
                                              Income           Shares          Per-Share
                                            (Numerator)     (Denominator)        Amount
-----------------------------------------------------------------------------------------
Basic EPS:

Income available to
 common stockholders                        $2,192,423         2,655,860            $.83

Effect of Dilutive Securities - options                          169,651
-----------------------------------------------------------------------------------------
Diluted EPS:

Income available to common
 stockholders and assumed
 exercise                                   $2,192,423         2,825,511            $.78
========================================================================================

Year ended December 31, 1996
----------------------------------------------------------------------------------------
                                              Income           Shares          Per-Share
                                            (Numerator)     (Denominator)       Amount
----------------------------------------------------------------------------------------
Basic EPS:

Income available to common
 stockholders                                 $635,778         2,604,660            $.24

Effect of Dilutive Securities - options                          194,187
----------------------------------------------------------------------------------------
Diluted EPS:

Income available to common
 stockholders and assumed
 exercise                                     $635,778         2,798,847            $.23
========================================================================================

In 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, the above amounts for 1996 have been restated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.


                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             See Item 12.

ITEM 10.     EXECUTIVE COMPENSATION.

             See Item 12.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             See Item 12.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in June 1998.


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

                                                KIRLIN HOLDING CORP.
                                                (Registrant)

Dated:   March 27, 1998
                                             By: /s/ Anthony J. Kirincic
                                             Name:   Anthony J. Kirincic
                                             Title:  President

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                                       Title                                                   Date
-------------------------------                  ---------------------------------------            --------------
/s/ David O. Lindner                             Chairman of the Board of Directors                 March 27, 1998
-------------------------------                  and Chief Executive Officer (Principal
David O. Lindner                                 Executive Officer)


/s/ Anthony J. Kirincic                          Director, President and Chief                      March 27, 1998
-------------------------------                  Financial Officer (Principal Financial
Anthony J. Kirincic                              Officer)



/s/ Robert A. Paduano                            Director                                           March 27, 1998
-------------------------------
Robert A. Paduano


/s/ Barry Shapiro                                Controller (Principal                              March 27, 1998
-------------------------------                  Accounting Officer)
Barry Shapiro


/s/ Edward J. Casey                              Director                                           March 27, 1998
-------------------------------
Edward J. Casey


/s/ Edmund McCormick                             Director                                           March 27, 1998
-------------------------------
Edmund McCormick


                                  EXHIBIT INDEX


                                                                      Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                            from Document          Document           Page
------         -----------                                            -------------          --------           ----
3.1            Certificate of Incorporation                                 A                  3.1
3.1.1          Certificate of Correction to Certificate of                  A                 3.1.1
               Incorporation, dated July 29, 1994
3.2            Amended and Restated By-Laws                                 A                  3.2
4.1            Form of Common Stock Certificate                             A                  4.1
10.1           1994 Stock Plan                                              A                  10.2
10.2           Clearing Agreement between Kirlin                            A                  10.3
               Securities, Inc. and Correspondent Services
               Corporation
10.3           1996 Stock Plan                                              C               Appendix A
10.4           Lease Agreement, dated May 23, 1994,                         A                  10.4
               between Kirlin Securities, Inc. and BBRG,
               Inc.
10.5           Indemnification Agreement, dated                             B                  10.9
               November 14, 1995, between the Registrant
               and Edward J. Casey
10.6           Indemnification Agreement, dated February                    --                  --             Filed
               5, 1998, between the Registrant and                                                            Herewith
               Edmund McCormick
21             List of Subsidiaries                                         --                  --             Filed
                                                                                                              Herewith
27.1           Financial Data Schedule (12/31/97)                           --                  --             Filed
                                                                                                              Herewith
27.2           Restated Financial Data Schedule                             --                  --             Filed
               (12/31/96)                                                                                     Herewith

---------------------

A. Registrant's Form SB-2 Registration Statement (No. 33-84512), declared effective November 14, 1994.

B.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.

C.   Registrant's Definitive Proxy Statement dated May 8, 1996.