Form 10QSB
period 1998-03-31
KIRLIN HOLDING CORP
filed 1998-05-08
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities Act of
---  1934

For the quarterly period ended March 31, 1998


     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
                          --------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



          Delaware                                           11-3229358
--------------------------------                          ------------------
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

 ----------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 7, 1998, Issuer had outstanding 2,802,764 shares of Common Stock, par value $.0001 per share.

PART 1:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


KIRLIN HOLDING CORP. and SUBSIDIARY


Consolidated Statements of Financial Condition


                                                                                          March 31,         December 31,
                                                                                            1998               1997
                                     ASSETS:                                           --------------      ------------
                                                                                        (Unaudited)
Cash                                                                                  $     223,353        $    316,219
Securities Owned, at market value:
         U.S. government and agency obligations                                           3,324,946           2,949,723
         State and municipal obligations                                                  2,223,794           1,618,284
         Corporate bonds and other securities                                             9,744,239          10,063,391
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $781,035 and $713,626 for
         March 31, 1998 and December 31, 1997, respectively                                 794,327             836,832
Other Assets                                                                                948,918           1,109,559
                                                                                      -----------------      -------------

                    Total assets                                                      $  17,259,577        $ 16,894,008
                                                                                      =================      =============

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
         Securities sold,  not yet purchased, at market value                         $   1,836,787        $  1,599,279
         Payable to clearing broker                                                       2,557,058           2,828,519
         Accrued compensation                                                             1,289,350           2,194,143
         Accounts payable and accrued expenses                                              525,741             509,649
         Deferred taxes payable                                                           1,501,304           1,197,696
                                                                                      -----------------     -------------

                    Total liabilities                                                     7,710,240           8,329,286
                                                                                      -----------------     -------------

Commitments

Stockholders' Equity (Note 2):
         Common stock, $.0001 par value; authorized 15,000,000 shares,
            issued and outstanding 2,802,764 and 2,720,264 shares, respectively                 280                 272
         Additional paid-in capital                                                       6,354,187           5,869,508
         Retained earnings                                                                3,194,870           2,694,942
                                                                                      -----------------     -------------

                    Total stockholders' equity                                            9,549,337           8,564,722
                                                                                      -----------------     -------------

                    Total liabilities and stockholders'  equity                       $  17,259,577        $ 16,894,008
                                                                                      =================     =============


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY


Consolidated Statements of Income

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     ---------------------------------
                                                                                         1998              1997
                                                                                     ------------        ---------
                                                                                               (Unaudited)
Revenues:
         Principal transactions, net                                                $   3,501,833    $    4,126,860
         Commissions                                                                    1,475,940         1,070,673
         Other income                                                                     110,737           107,071
                                                                                    --------------    --------------

                                                                                        5,088,510         5,304,604
                                                                                    --------------    --------------
Expenses:
         Employee compensation and benefits                                             3,198,452         3,713,075
         Promotion and advertising                                                         74,733            47,071
         Clearance and execution charges                                                  205,614           243,120
         Occupancy and communications                                                     379,492           388,018
         Professional fees                                                                 98,372            54,224
         Interest                                                                          85,400            63,646
         Other                                                                            140,239           133,494
                                                                                     -------------    --------------

                                                                                        4,182,302         4,642,648
                                                                                    --------------    --------------

                    Income before provision for income taxes                              906,208           661,956

Provision for income taxes (Note 3)                                                       406,280           295,427
                                                                                    --------------    --------------

          Net income                                                                $     499,928    $      366,529
                                                                                    ==============    ==============

Basic earnings per common share (Note 4)                                            $        0.18    $         0.14
                                                                                    ==============    ==============

Diluted earnings per common share (Note 4)                                          $        0.18    $         0.13
                                                                                    ==============    ==============



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY



Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 1998
(Unaudited)

                                   Common Stock
                            -----------------------------     Additional        Retained
                               Shares         Par Value         Capital         Earnings      Total
                            -------------   -------------    -------------    -----------  ------------
Stockholders' equity,
      January 1, 1998         2,720,264   $       272      $ 5,869,508       $ 2,694,942    $  8,564,722


Issuance of common stock         82,500             8          484,679                           484,687

Net income                                                                       499,928         499,928
                             ----------   ------------      -----------      ------------   -------------

Stockholders' equity,
      March 31, 1998          2,802,764   $       280      $ 6,354,187       $ 3,194,870    $  9,549,337
                             ==========   ==============    ===========     =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY



Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------
                                                                                        1998               1997
                                                                                    -------------      -------------
                                                                                              (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   499,928         $   366,529
                                                                                    -----------------   -----------------
   Adjustments  to  reconcile  net  income to net cash  used in  operating activities:
         Depreciation and amortization                                                   67,409              44,223
         Deferred income taxes                                                          303,608           (165,063)
         (Increase) decrease in securities owned, at market value                      (661,581)          4,101,087
         Decrease in other assets                                                       160,641              22,958
         Increase in securities sold, not yet purchased, at market value                237,508             518,094
         (Decrease) in payable to clearing broker                                      (271,461)          (4,397,760)
         (Decrease) increase in accrued compensation                                   (904,793)             96,892
         Increase (decrease) in accounts payable, taxes payable
           and accrued expenses                                                          16,092           (122,060)
                                                                                    -----------------   -----------------

              Total adjustments                                                        (1,052,577)           98,371
                                                                                    -----------------   -----------------

              Net cash provided by operating activities                                (552,649)            464,900
                                                                                    -----------------   -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                          (24,904)            (59,613)
                                                                                    -----------------   -----------------

              Net cash used in investing activities                                    (24,904)            (59,613)
                                                                                    -----------------   -----------------

Cash flows from financing activities:
   Issuance of common stock                                                             484,687
                                                                                    -----------------   -----------------

              Net cash provided by financing activities                                 484,687
                                                                                    -----------------   -----------------

Net (decrease) increase in cash                                                        (92,866)             405,287

Cash and cash equivalents, beginning of period                                          316,219              75,304
                                                                                    -----------------   -----------------

              Cash, end of period                                                   $   223,353         $   480,591
                                                                                    =================   =================
Supplemental information:
   Interest paid                                                                    $    85,400         $    63,646
   Income taxes paid                                                                $    37,599         $   448,320


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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


2.       Stockholders' Equity

         On January 5, 1998, the Company's Board of Directors authorized the issuance of 82,500 shares of common stock (valued at the closing price on that date) to officers of the Company in connection with their bonuses related to the year ended December 31, 1997. Following this action, the Company had 2,802,764 shares of Common Stock outstanding.


3.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.


4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

                                               Income              Shares           Per-Share
                                            (Numerator)        (Denominator)          Amount
                                           --------------     ----------------     ------------
Three months ended March 31, 1998:

     Basic EPS:

       Income available to
        common stockholders            $     499,928             2,799,098      $        0.18

       Effect of Dilutive
        Securities - options                                       45,258
                                        -------------        --------------     --------------

     Diluted EPS:

       Income available to common
        stockholders and assumed
        exercise                       $     499,928             2,844,356      $        0.18
                                        --------------       --------------     --------------


Three months ended March 31, 1997:

     Basic EPS:

       Income available to
        common stockholders            $     366,529             2,604,660      $        0.14

       Effect of Dilutive
        Securities - options                                      328,958

     Diluted EPS:

       Income available to common
        stockholders and assumed
        exercise                       $     366,529             2,933,618      $        0.13
                                        -------------       ---------------     --------------


In 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, the above amounts for 1997 have been restated.

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)


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

Results of Operations

         Three Months Ended March 31, 1998 compared with Three Months Ended March 31, 1997

         Total revenues for the three-month period ended March 31, 1998 decreased 4.1% to $5,088,510 from $5,304,604 in the comparable period in 1997. This decrease is primarily attributable to a reduction in the number of registered representatives employed by the Company as a result of the termination of those registered representatives not achieving and maintaining a specific level of performance.

         Employee compensation and benefits for the three-month period ended March 31, 1998 decreased 13.9% to $3,198,452 from $3,713,075 in the comparable period in 1997. This decrease is primarily due to the closing of a branch office during the first quarter of 1997 and the reduction of registered representatives referred to above.

         Promotion and advertising for the three-month period ended March 31, 1998 increased 58.8% to $74,733 from $47,071 in the comparable period in 1997 primarily as a result of the Company's planned increase in advertising expenditures to attract new customers.

         Clearance and execution charges in the three-month period ended March 31, 1998 decreased 15.4% to $205,614 from $243,120 in the comparable period in 1997 as a result of lower ticket volume.

         Occupancy and communications costs in the three-month periods ended March 31, 1998 and 1997 were comparable.

         Professional fees in the three-month period ended March 31, 1998 increased 81.4% to $98,372 from $54,224 in the comparable period in 1997 as a result of an increase in external consultation with outside professionals related to litigation commenced by the Company.

         Interest expense in the three-month period ended March 31, 1998 increased 34.2% to $85,400 from $63,646 in the comparable period in 1997 as a result of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Income tax provision for the three-month period ended March 31, 1998 was $406,280 as compared to $295,427 in the comparable period in 1997, which is consistent with the increase in income before this income tax provision.

         Net income of $499,928 in the three month-period ended March 31, 1998 compares to net income of $366,529 for the three-month period in 1997 primarily as a result of the Company's ability to reduce its operating expenses, particularly related to compensation and benefits.

Liquidity and Capital Resources

         Securities owned, at market value, at March 31, 1998 were $15,292,979 as compared to $14,631,398 at December 31, 1997. This 4.5% increase is primarily attributable to an increase in the value of positions held in relation to the Company's merchant banking activities. To a significant extent, the Company's inventory requirement for securities is market driven, with a more active market and greater sales generally necessitating higher inventory levels. Approximately 63% of the Company's assets at March 31, 1998 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at March 31, 1998, decreased to $794,327 as compared to $836,832 at December 31, 1997. This 5.1% decrease results from the depreciation of the Company's furniture, fixtures and leasehold improvements.

         Other assets decreased to $948,918 at March 31, 1998, from $1,109,559 at December 31, 1997, a 14.5% decrease. This decrease is primarily attributable to the repayment of advances by registered representatives, repayment of a loan related to one of the Company's investment undertakings, the reduction of prepaid operating expenses, and an adjustment for income taxes related to the current period's earnings.

         Securities sold short amounted to $1,836,787 at March 31, 1998 as compared to $1,599,279 at December 31, 1997. Management monitors these positions on a daily basis and covers short positions when deemed appropriate. A portion of the short position at March 31, 1998 was covered during the subsequent month.

         Payable to clearing broker amounted to $2,557,058 at March 31, 1998 as compared to $2,828,519 at December 31, 1997. This 9.6% decrease is a result of decreased inventory purchases on margin.

         Accrued compensation was $1,289,350 at March 31, 1998 as compared to $2,194,143 at December 31, 1997, a 41.2% decrease attributable to the payment of bonuses in the first quarter of 1998, which were accrued at December 31, 1997.

         Accounts payable and accrued expenses at March 31, 1998 and December 31, 1997 were comparable.

         Deferred Income Taxes Payable were $1,501,304 at March 31, 1998 as compared to $1,197,696 at December 31, 1997. This increase is reflective of the adjustment for deferred income taxes payable resulting from unrealized appreciation on securities positions.

         The Company, as guarantor of its customer accounts to its clearing broker, is exposed to off- balance-sheet risk in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II:          OTHER INFORMATION

ITEM 6:                    EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

             10.7 Agreement, dated April 27, 1998, between the Registrant and Robert A. Paduano

             27.1     Financial Data Schedule (3/31/98)

             27.2     Restated Financial Data Schedule (3/31/97)

    (b)      Reports on Form 8-K

             None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Kirlin Holding Corp.
                                   ------------------------
                                   (Registrant)




Dated:   May 7, 1998               By:   /s/ Anthony J. Kirincic
                                      -----------------------------
                                       Anthony J. Kirincic
                                       President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description

10.7              Agreement, dated April 27, 1998, between the Registrant and
                  Robert A. Paduano

27.1              Financial Data Schedule (3/31/98)

27.2              Restated Financial Data Schedule (3/31/97)