Form 10QSB
period 1998-06-30
KIRLIN HOLDING CORP
filed 1998-08-06
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities Act of
     1934

For the quarterly period ended June 30, 1998


__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       --------

                              KIRLIN HOLDING CORP.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



          Delaware                                         11-3229358
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
               -------------------------------------------------
                    (Address of Principal Executive Offices)


                                (800) 899-9400
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

              -----------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X     No ____ .
         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 5, 1998, Issuer had outstanding 2,802,764 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARY



Consolidated Statements of Financial Condition

                                                                                         June 30,         December 31,
                                                                                           1998               1997
                                                                                      ----------------  ------------------
                                                                                        (Unaudited)
                                     ASSETS:

Cash                                                                                  $       119,177   $         316,219
Securities Owned, at market value:
   U.S. government and agency obligations                                                   2,341,742           2,949,723
   State and municipal obligations                                                          2,026,108           1,618,284
   Corporate bonds and other securities                                                    10,517,532          10,063,391
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $848,811 and $713,626 for
   June 30, 1998 and December 31, 1997, respectively                                          735,463             836,832
Other Assets                                                                                1,041,784           1,109,559
                                                                                      ----------------  ------------------

               Total assets                                                           $    16,781,806   $      16,894,008
                                                                                      ================  ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $     1,533,916   $       1,599,279
   Payable to clearing broker                                                               2,235,828           2,828,519
   Accrued compensation                                                                       905,000           2,194,143
   Accounts payable and accrued expenses                                                      623,338             509,649
   Deferred taxes payable                                                                   1,622,892           1,197,696
                                                                                      ----------------  ------------------

               Total liabilities                                                            6,920,974           8,329,286
                                                                                      ----------------  ------------------

Commitments

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 2,802,764 and 2,720,264 shares, respectively                         280                 272
   Additional paid-in capital                                                               6,354,187           5,869,508
   Retained earnings                                                                        3,506,365           2,694,942
                                                                                      ----------------  ------------------

               Total stockholders' equity                                                   9,860,832           8,564,722
                                                                                      ----------------  ------------------

               Total liabilities and stockholders'  equity                            $    16,781,806   $      16,894,008
                                                                                      ================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Income


                                                                 Three-Months Ended               Six-Months Ended
                                                                      June 30,                        June 30,
                                                           -------------------------------  ------------------------------
                                                                1998            1997             1998           1997
                                                           ---------------  -------------   --------------- --------------
                                                                    (Unaudited)                      (Unaudited)
Revenues:
    Principal transactions, net                            $    2,595,567   $   2,414,885  $     6,097,400  $   6,541,745
    Commissions                                                 1,427,335       1,291,198        2,903,275      2,361,871
    Other income                                                  304,857          88,837          415,594        195,908
                                                           ---------------  -------------- ---------------- --------------

                                                                4,327,759       3,794,920        9,416,269      9,099,524
                                                           ---------------  -------------- ---------------- --------------
Expenses:
    Employee compensation and benefits                          2,394,629       2,358,004        5,593,081      6,071,079
    Promotion and advertising                                     230,793          98,034          305,526        145,105
    Clearance and execution charges                               189,870         194,309          395,484        437,429
    Occupancy and communications                                  460,838         450,123          840,330        838,141
    Professional fees                                             185,702          70,933          284,074        125,157
    Interest                                                      104,669          61,599          190,069        125,245
    Other                                                         199,579         128,424          339,818        261,918
                                                           ---------------  -------------- ---------------- --------------

                                                                3,766,080       3,361,426        7,948,382      8,004,074
                                                           ---------------  -------------- ---------------- --------------

          Income before provision for income taxes                561,679         433,494        1,467,887      1,095,450

Provision for income taxes (Note 3)                               250,184         200,345          656,464        495,772
                                                           ---------------  -------------- ---------------- --------------

          Net income                                       $      311,495   $     233,149  $       811,423  $     599,678
                                                           ===============  ============== ================ ==============

Basic earnings per common share (Note 4)                   $         0.11   $        0.09   $         0.29  $        0.23
                                                           ===============  ============== ================ ==============

Diluted earnings per common share (Note 4)                 $         0.11   $        0.08   $         0.29  $        0.21
                                                           ===============  ============== ================ ==============



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 1998
(Unaudited)

                                   Common Stock             Additional
                            ----------------------------     Paid-in         Retained
                               Shares       Par Value        Capital         Earnings        Total
                            -------------  -------------   -------------   -------------  ------------
Stockholders' equity,
  January 1, 1998              2,720,264   $        272    $  5,869,508    $  2,694,942   $  8,564,722

Issuance of common stock          82,500              8         484,679                        484,687

Net income                                                                      811,423        811,423
                            -------------  -------------   -------------   -------------  ------------

Stockholders' equity,
  June 30, 1998                2,802,764   $        280    $  6,354,187    $  3,506,365   $  9,860,832
                            =============  =============   =============   =============  ============



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                          1998                 1997
                                                                                    ------------------   -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $       811,423      $      599,678
                                                                                    ------------------   -----------------
   Adjustments  to  reconcile  net  income  to net cash  (used in)  provided  by operating activities:
         Depreciation and amortization                                                      135,185              95,697
         Deferred income taxes                                                              425,196             (59,564)
         (Increase) decrease in securities owned, at market value                          (253,984)          3,782,054
         Decrease (increase) in other assets                                                 67,775            (139,266)
         (Decrease) increase in securities sold, not yet
             purchased, at market value                                                     (65,363)             14,768
         (Decrease) in payable to clearing broker                                          (592,691)         (3,430,419)
         (Decrease) in accrued compensation                                              (1,289,143)            (45,636)
         Increase (decrease) in accounts payable, taxes payable
           and accrued expenses                                                             113,689            (533,191)
                                                                                    ------------------   -----------------

               Total adjustments                                                         (1,459,336)           (315,557)
                                                                                    ------------------   -----------------

               Net cash (used in) provided by operating activities                         (647,913)            284,121
                                                                                    ------------------   -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (33,816)           (149,632)
                                                                                    ------------------   -----------------

               Net cash used in investing activities                                        (33,816)           (149,632)
                                                                                    ------------------   -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                 484,687
                                                                                    ------------------   -----------------

               Net cash provided by financing activities                                    484,687
                                                                                    ------------------   -----------------

               Net increase (decrease) in cash                                             (197,042)            134,489

Cash, beginning of period                                                                   316,219              75,304
                                                                                    ------------------   -----------------

               Cash, end of period                                                  $       119,177      $      209,793
                                                                                    ==================   =================

Supplemental information:
   Interest paid                                                                    $       190,069      $      125,245
   Income taxes paid                                                                $        43,899      $    1,118,920



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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


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


4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:
                                       6

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

                                                                   Income            Shares         Per-Share
                                                                 (Numerator)      (Denominator)       Amount
                                                                 ------------     --------------    -----------
                        Three months ended June 30, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  311,495          2,802,764      $    0.11

                                   Effect of Dilutive
                                     Securities - options                                46,654
                                                                 -- ---------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  311,495          2,849,418      $    0.11
                                                                 == =========     ==============    == ========


                        Three months ended June 30, 1997:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  233,149          2,604,660      $    0.09

                                   Effect of Dilutive
                                     Securities - options                               224,314
                                                                 -- ---------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  233,149          2,828,974      $    0.08
                                                                 == =========     ==============    == ========


KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

                                                                   Income            Shares         Per-Share
                                                                 (Numerator)      (Denominator)       Amount
                                                                 ------------     --------------    -----------
                        Six months ended June 30, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  811,423          2,800,940      $    0.29

                                   Effect of Dilutive
                                     Securities - options                                45,957
                                                                 -- ---------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  811,423          2,846,897      $    0.29
                                                                 == =========     ==============    == ========


                        Six months ended June 30, 1997:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  599,678          2,604,660      $    0.23

                                   Effect of Dilutive
                                     Securities - options                               276,636
                                                                 -- ---------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  599,678          2,881,296      $    0.21
                                                                 == =========     ==============    == ========



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

Results of Operations

         Total revenues for the three and six-month periods ended June 30, 1998 increased 14.0% and 3.5%, respectively, to $4,327,759 and $9,416,269 from the comparable periods in 1997. The increase is primarily attributable to appreciation in the value of the firm's investment account, consulting services, and the settlement of a lawsuit brought by the Company against a former registered representative.

         Employee compensation and benefits for the three and six-month periods ended June 30, 1998 increased and decreased 1.6% and 7.9%, respectively, to $2,394,629 and $5,593,081 from the comparable periods in 1997. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues. The decrease in the six-month period is primarily attributable to the closing of a branch office during the first quarter of 1997 and a reduction of registered representatives from the comparable period in 1997.

         Promotion and advertising for the three and six-month periods ended June 30, 1998 increased 135.4% and 110.6%, respectively, to $230,793 and $305,526 from the comparable periods in 1997 primarily as a result of the Company's planned increase in advertising expenditures to attract new customers.

         Clearance and execution charges for the three and six-month periods ended June 30, 1998 decreased 2.3% and 9.6%, respectively, to $189,870 and $395,484 from the comparable periods in 1997. While ticket volume increased, the decrease in clearance and execution charges is reflective of a shift towards commission products carrying lower ticket charges.

         Occupancy and communications costs for the three and six-month periods ended June 30, 1998 and 1997 were comparable.

         Professional fees for the three and six-month periods ended June 30, 1998 increased 161.8% and 127.0% to $185,702 and $284,074 from the comparable periods in 1997 as a result of an increase in external consultation with outside professionals related to litigation commenced by the Company.

         Interest expense for the three and six-month periods ended June 30, 1998 increased 69.9% and 51.8%, respectively, to $104,669 and $190,069 from the comparable periods in 1997 as a result of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and six-month periods ended June 30, 1998 increased 55.4% and 29.7%, respectively, to $199,579 and $339,818 from the comparable periods in 1997 as a result of the write-off of a receivable related to computer equipment purchased by one of the Company's ventures, which arose since this venture has been discontinued.

         Income tax provision for the three and six-month periods ended June 30, 1998 were $250,184 and $656,464, respectively, which was consistent with the increase in income before this income tax provision.

         Net income of $311,495 and $811,423, respectively, for the three and six-month periods ended June 30, 1998 compares to net income of $233,149 and $599,678, respectively, for the three and six-month periods ended June 30, 1997 primarily as a result of increased revenues in 1998 which did not result in a corresponding increase in compensation and benefits.

Liquidity and Capital Resources

         Securities owned, at market value, at June 30, 1998 were $14,885,382 as compared to $14,631,398 at December 31, 1997. This 1.7% increase is primarily attributable to an increase in the value of positions with respect to the Company's merchant banking activities. To a significant extent, the Company's inventory requirement for securities is market driven, with a more active market and greater sales generally necessitating higher inventory levels. Approximately 60% of the Company's assets at June 30, 1998 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at June 30, 1998, decreased to $735,463 as compared to $836,832 at December 31, 1997. This 12.1% decrease results from the depreciation of the Company's furniture, fixtures and leasehold improvements.

         Other assets decreased to $1,041,784 at June 30, 1998, from $1,109,559 at December 31, 1997, a 6.1% decrease. This decrease is primarily attributable to the write-off of a receivable related to one of the Company's ventures and an adjustment for income taxes related to the current period's earnings, offset by a loan related to the expansion of the Company's investment banking department.

         Securities sold short amounted to $1,533,916 at June 30, 1998 as compared to $1,599,279 at December 31, 1997. Management monitors these positions on a daily basis and covers short positions when deemed appropriate. A portion of the short position at June 30, 1998 was covered during the subsequent month.

         Payable to clearing broker amounted to $2,235,828 at June 30, 1998 as compared to $2,828,519 at December 31, 1997. This 21.0% decrease is a result of decreased inventory purchases on margin.

         Accrued compensation was $905,000 at June 30, 1998 as compared to $2,194,143 at December 31, 1997, a 58.8% decrease attributable to the payment of bonuses, which were accrued at December 31, 1997.

         Accounts payable and accrued expenses were $623,338 at June 30, 1998 as
compared  to  $509,649  at  December  31,  1997,  a  22.3%  increase   primarily
attributable to accrued promotion.

         Deferred Income Taxes Payable were $1,622,892 at June 30, 1998 as compared to $1,197,696 at December 31, 1997. This increase is reflective of the adjustment for deferred income taxes payable resulting from unrealized appreciation on securities positions.

         The Company, as guarantor of its customer accounts to its clearing broker, is exposed to off-balance-sheet risk in the event that its customers do not fulfill their obligations with the clearing broker. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

         Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders:

         Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in Syosset, New York not later than March 21, 1999.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule (6/30/98)

                  27.2     Restated Financial Data Schedule (6/30/97)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Kirlin Holding Corp.
                                       ----------------------
                                       (Registrant)




Dated:   August 5, 1998               By:/s/ Anthony J. Kirincic
                                         --------------------------
                                         Anthony J. Kirincic
                                         President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description

27.1              Financial Data Schedule (6/30/98)

27.2              Restated Financial Data Schedule (6/30/97)