Form 10QSB
period 1998-09-30
KIRLIN HOLDING CORP
filed 1998-11-16
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities Act of
     1934

For the quarterly period ended September 30, 1998


___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
         ---------------------------------------------------------------
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

                                 (800) 899-9400
                   --------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

   ---------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No___.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 1998, Issuer had outstanding 2,802,764 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARY



Consolidated Statements of Financial Condition

                                                                                        September 30,       December 31,
                                                                                            1998                1997
                                                                                      ------------------  ------------------
                                                                                         (Unaudited)
                                     ASSETS:

Cash                                                                                  $         170,693   $         316,219
Securities Owned, at market value:
   U.S. government and agency obligations                                                     3,513,641           2,949,723
   State and municipal obligations                                                            1,677,394           1,618,284
   Corporate bonds and other securities                                                       7,726,156          10,063,391
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $898,397 and $713,626 for
   September 30, 1998 and December 31, 1997, respectively                                       696,886             836,832
Other Assets                                                                                  1,401,990           1,109,559
                                                                                      ------------------  ------------------

               Total assets                                                           $      15,186,760   $      16,894,008
                                                                                      ==================  ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $       2,174,198   $       1,599,279
   Payable to clearing broker                                                                 1,490,709           2,828,519
   Accrued compensation                                                                         496,941           2,194,143
   Accounts payable and accrued expenses                                                        599,090             509,649
   Deferred taxes payable                                                                     1,188,531           1,197,696
                                                                                      ------------------  ------------------

               Total liabilities                                                              5,949,469           8,329,286
                                                                                      ------------------  ------------------

Commitments

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 2,802,764 and 2,720,264 shares, respectively                           280                 272
   Additional paid-in capital                                                                 6,354,187           5,869,508
   Retained earnings                                                                          2,882,824           2,694,942
                                                                                      ------------------  ------------------

               Total stockholders' equity                                                     9,237,291           8,564,722
                                                                                      ------------------  ------------------

               Total liabilities and stockholders'  equity                            $      15,186,760   $      16,894,008
                                                                                      ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Income

                                                                Three-Months Ended                 Nine-Months Ended
                                                                   September 30,                     September 30,
                                                          --------------------------------  --------------------------------
                                                               1998              1997            1998             1997
                                                          ----------------   -------------  ---------------  ---------------
                                                                    (Unaudited)                       (Unaudited)
Revenues:
    Principal transactions, net                           $      (116,383)  $   5,452,833   $    5,981,017   $   11,994,578
    Commissions                                                 1,364,755       1,157,605        4,268,030        3,519,476
    Other income                                                  542,990          98,436          958,584          294,344
                                                          ----------------  --------------  ---------------  ---------------

                                                                1,791,362       6,708,874       11,207,631       15,808,398
                                                          ----------------  --------------  ---------------  ---------------
Expenses:
    Employee compensation and benefits                          1,764,074       4,441,795        7,357,155       10,512,874
    Promotion and advertising                                     158,851          88,827          464,377          233,932
    Clearance and execution charges                               173,442         233,934          568,926          671,363
    Occupancy and communications                                  453,155         463,744        1,293,485        1,301,885
    Professional fees                                             189,603          70,765          473,677          195,922
    Interest                                                      102,093          64,934          292,162          190,179
    Other                                                          78,528         112,726          418,346          374,644
                                                          ----------------  --------------  ---------------  ---------------

                                                                2,919,746       5,476,725       10,868,128       13,480,799
                                                          ----------------  --------------  ---------------  ---------------

          (Loss) income before (benefit) provision
                    for income taxes                           (1,128,384)      1,232,149          339,503        2,327,599

(Benefit) provision for income taxes (Note 3)                    (504,843)        543,128          151,621        1,038,900
                                                          ----------------  --------------  ---------------  ---------------

          Net (loss) income                               $      (623,541)  $     689,021   $      187,882   $    1,288,699
                                                          ================  ==============  ===============  ===============

Basic (loss) earnings per common share (Note 4)           $         (0.22)  $        0.26   $         0.07   $         0.49
                                                          ================  ==============  ===============  ===============

Diluted (loss) earnings per common share (Note 4)         $         (0.22)  $        0.25   $         0.07   $         0.45
                                                          ================  ==============  ===============  ===============



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 1998
(Unaudited)


                                   Common Stock              Additional
                            ----------------------------     Paid-in         Retained
                               Shares       Par Value        Capital         Earnings        Total
                            -------------  -------------   -------------   -------------  ------------
Stockholders' equity,
  January 1, 1998              2,720,264   $        272    $  5,869,508    $  2,694,942   $  8,564,722

Issuance of common stock          82,500              8         484,679                        484,687

Net income                                                                      187,882        187,882
                            -------------  -------------   -------------   -------------  ------------

Stockholders' equity,
  September 30, 1998           2,802,764   $        280    $  6,354,187    $  2,882,824   $  9,237,291
                            =============  =============   =============   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                          1998                 1997
                                                                                    ------------------   -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $       187,882      $    1,288,699
                                                                                    ------------------   -----------------
   Adjustments  to  reconcile  net  income  to net cash  (used in)  provided  by operating activities:
         Depreciation and amortization                                                      184,771             136,529
         Deferred income taxes                                                               (9,165)            219,029
         Noncash compensation                                                                                   138,614
         Decrease in securities owned, at market value                                    1,714,207           1,803,445
         (Increase) in other assets                                                        (406,062)           (145,223)
         Decrease (increase) in income taxes receivable                                     113,631             (80,818)
         Increase in securities sold, not yet purchased, at market value                    574,919             309,092
         (Decrease) in payable to clearing broker                                        (1,337,810)         (3,877,067)
         (Decrease) increase in accrued compensation                                     (1,697,202)            909,193
         Increase (decrease) in accounts payable, taxes payable
           and accrued expenses                                                              89,441            (533,456)
                                                                                    ------------------   -----------------

               Total adjustments                                                           (773,270)         (1,120,662)
                                                                                    ------------------   -----------------

               Net cash (used in) provided by operating activities                         (585,388)            168,037
                                                                                    ------------------   -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (44,825)           (183,022)
                                                                                    ------------------   -----------------

               Net cash used in investing activities                                        (44,825)           (183,022)
                                                                                    ------------------   -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                 484,687             209,000
                                                                                    ------------------   -----------------

               Net cash provided by financing activities                                    484,687             209,000
                                                                                    ------------------   -----------------

               Net (decrease) increase in cash                                             (145,526)            194,015

Cash, beginning of period                                                                   316,219              75,304
                                                                                    ------------------   -----------------

               Cash, end of period                                                  $       170,693      $      269,319
                                                                                    ==================   =================

Supplemental information:
   Interest paid                                                                    $       292,162      $      190,179
   Income taxes paid                                                                $        47,205      $    1,568,920

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


2.       Stockholders' Equity

         On January 5, 1998, the Company's Board of Directors authorized the issuance of 82,500 shares of common stock (valued at the closing price on that date) to officers of the Company in connection with their bonuses related to the year ended December 31, 1997. Following this action, the Company had 2,802,764 shares of Common Stock outstanding.


3.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. The (benefit) provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.


4.       Earnings Per Share

         Net (loss) income per common share is calculated by dividing net(loss) income (loss) by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                       6


KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
                                                                    (Loss)
                                                                    Income            Shares         Per-Share
                                                                 (Numerator)       (Denominator)       Amount
                                                                 -------------     --------------    -----------

                        Three months ended September 30, 1998:

                               Basic EPS:

                                   Loss available to
                                     Common stockholders          $ (623,541)          2,802,764      $  (0.22)

                                   Effect of Dilutive
                                     Securities - options                                 11,813
                                                                 -- ----------     --------------    -- --------

                               Diluted EPS:

                                   Loss available to common
                                     Stockholders and assumed
                                     Exercise                     $ (623,541)          2,814,577      $  (0.22)
                                                                 == ==========     ==============    == ========


                        Three months ended September 30, 1997:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $   689,021          2,692,189      $    0.26

                                   Effect of Dilutive
                                     Securities - options                                 78,010
                                                                 -- ----------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $   689,021          2,770,199      $    0.25
                                                                 == ==========     ==============    == ========

KIRLIN HOLDING CORP. and SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)


                                                                    Income             Shares         Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                                 --------------     --------------    -----------

                        Nine months ended September 30, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $    187,882          2,801,555      $    0.07

                                   Effect of Dilutive
                                     Securities - options                                  34,575
                                                                 -- -----------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $    187,882          2,836,130      $    0.07
                                                                 == ===========     ==============    == ========


                        Nine months ended September 30, 1997:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  1,288,699          2,634,156      $    0.49

                                   Effect of Dilutive
                                     Securities - options                                 210,427
                                                                 -- -----------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  1,288,699          2,844,583      $    0.45
                                                                 == ===========     ==============    == ========



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

Results of Operations

         Total revenues for the three and nine-month periods ended September 30, 1998 decreased 73.3% and 29.1%, respectively, to $1,791,362 and $11,207,631 from the comparable periods in 1997. The decrease is primarily attributable to a reduction in the value of the firm's investment account and a decrease in income generated from the Company's proprietary trading and retail brokerage activities, which is reflective of sluggish investor interest.

         Employee compensation and benefits for the three and nine-month periods ended September 30, 1998 decreased 60.3% and 30.0%, respectively, to $1,764,074 and $7,357,155 from the comparable periods in 1997. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues.

         Promotion and advertising for the three and nine-month periods ended September 30, 1998 increased 78.8% and 98.5%, respectively, to $158,851 and
$464,377 from the comparable periods in 1997 primarily as a result of the Company's planned increase in advertising expenditures to attract new customers.

         Clearance and execution charges for the three and nine-month periods ended September 30, 1998 decreased 25.9% and 15.3%, respectively, to $173,442 and $568,926 from the comparable periods in 1997 as a result of lower ticket volume and a shift towards commission products carrying lower ticket charges.

         Occupancy and communications costs for the three and nine-month periods ended September 30, 1998 and 1997 were comparable.

         Professional fees for the three and nine-month periods ended September 30, 1998 increased 167.9% and 141.8% to $189,603 and $473,677 from the comparable periods in 1997 as a result of an increase in external consultation with outside professionals related to litigation commenced by the Company.

         Interest expense for the three and nine-month periods ended September 30, 1998 increased 57.2% and 53.6%, respectively, to $102,093 and $292,162 from the comparable periods in 1997 as a result of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and nine-month periods ended September 30, 1998 decreased and increased 30.3% and 11.7%, respectively, to $78,528 and $418,346 from the comparable periods in 1997. The decrease in the three-month period is a result of a reduction of general office expenses related to the closing of a branch office during the past quarter, while the nine-month period is reflective of the write-off of a receivable related to computer equipment purchased by one of the Company's ventures, which arose since this venture has been discontinued.

         Income tax benefit and provision for the three and nine-month periods ended September 30, 1998 were $504,843 and $151,621, respectively, which was consistent with the decrease and increase in loss and income before this income tax benefit and provision.

         Net loss and income of $623,541 and $187,882, respectively, for the three and nine-month periods ended September 30, 1998 compares to net income of $689,021 and $1,288,699, respectively, for the three and nine-month periods ended September 30, 1997 primarily as a result of a reduction in revenues during the past quarter as a result of sluggish investor interest.


Liquidity and Capital Resources

         Securities owned, at market value, at September 30, 1998 were $12,917,191 as compared to $14,631,398 at December 31, 1997. This 11.7% decrease is primarily attributable to a decrease in the value of securities held in inventory for resale to its customers. Approximately 58% of the Company's assets at September 30, 1998 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at September 30, 1998, decreased to $696,886 as compared to $836,832 at December 31, 1997. This 16.7% decrease primarily results from the depreciation of the Company's furniture, fixtures and leasehold improvements.

         Other assets increased to $1,401,990 at September 30, 1998, from $1,109,559 at December 31, 1997, a 26.4% increase. This increase is primarily attributable to advances to registered representatives.

         Securities sold short amounted to $2,174,198 at September 30, 1998 as compared to $1,599,279 at December 31, 1997. Management monitors these positions on a daily basis and covers short positions when deemed appropriate. A portion of the short position at September 30, 1998 was covered during the subsequent month.

         Payable to clearing broker amounted to $1,490,709 at September 30, 1998 as compared to $2,828,519 at December 31, 1997. This 47.3% decrease is a result of decreased inventory purchases on margin.

         Accrued compensation was $496,941 at September 30, 1998 as compared to $2,194,143 at December 31, 1997, a 77.4% decrease attributable to the payment of bonuses, which were accrued at December 31, 1997.

         Accounts payable and accrued expenses were $599,090 at September 30, 1998 as compared to $509,649 at December 31, 1997, a 17.5% increase primarily attributable to accrued promotion.

         Deferred Income Taxes Payable were $1,188,531 at September 30, 1998 as compared to $1,197,696 at December 31, 1997.

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


Year 2000 Issue

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K issue is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year (e.g., "98" for "1998"). The Y2K issue affects the Company's information technology systems (i.e., computer systems, network elements and software applications) as well as other business systems that might have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's information technology and non-IT systems to fail or cause errors which could lead to disruptions in operations or increased costs. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K issue due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. The Company has commenced a review of its internal systems and programs to determine the extent to which its information technology systems are Y2K compliant. The Company has not yet commenced a review of whether its non-IT systems are Y2K compliant, but intends to start such review in the near future. Since much of the Company's internal information technology has been developed fairly recently, the Company does not anticipate that its internal information technology systems will face significant issues of non-compliance. The Company has completed an evaluation of its mission critical systems and remediation of certain systems will be necessary. It is expected that such remediation will be completed by the second quarter of 1999 and that testing will be completed by the third quarter of 1999. Based on current information, the Company believes it will spend approximately $50,000 to $100,000 in each of 1998, 1999 and 2000, although there can be no assurance that such amounts will be sufficient due to unforeseen difficulties, to complete the review and address the Y2K issue with respect to its internal information technology systems and non-IT systems.

         However, even if the Company's internal systems are Y2K compliant, the Company remains at risk from Y2K failure caused by third parties. The Company has commenced to contact third parties with which it interacts to determine the state of their assessment and remediation of any Y2K issues they face. To date, the Company has not received sufficient information from such third parties to complete its assessment of their Y2K readiness. Some of the third parties with which the Company has significant interaction include, most significantly, its clearing broker, Correspondence Services Corporation ("CSC"), and vendors providing phone service, payroll services and banking services. The Company has not yet determined whether CSC is Y2K compliant. If the Company's major third-party vendors do not confirm to the Company that they are Y2K compliant by the second quarter of 1999 or provide assurances of subsequent, but timely, compliance, the Company will determine whether it is necessary to retain the services of other third-party vendors who are Y2K compliant in order to prevent a disruption in the Company's business. The Company has not yet developed a contingency plan for those areas where plans to achieve Y2K compliance fail, although it intends to develop such a plan.

         The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. Although the Company expects that its mission critical systems will be compliant and tested by the third quarter of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's or a third-party vendor's significant systems being non-compliant. Such an event could result in a material disruption to the Company's operations, which would adversely affect the Company's results of operations, liquidity and financial condition.

PART II: OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule (9/30/98)

                  27.2     Restated Financial Data Schedule (9/30/97)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Kirlin Holding Corp.
                                              (Registrant)




Dated:   November 12, 1998               By: /s/ Anthony J. Kirincic
                                         --------------------------------
                                         Anthony J. Kirincic
                                         President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------          -----------------------------------

27.1              Financial Data Schedule (9/30/98)

27.2              Restated Financial Data Schedule (9/30/97)