Form 10KSB40
period 1998-12-31
KIRLIN HOLDING CORP
filed 1999-03-30
CIK 930797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended      December 31, 1998
                          -------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 0-25336

                              KIRLIN HOLDING CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                     11-3229358
--------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

6901 Jericho Turnpike, Syosset, New York                   11791
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:   (800) 899-9400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the Annual Meeting of Shareholders to be held in June 1999 which will be filed by the issuer within 120 days after the close of its fiscal year.

         State issuer's revenues for its most recent fiscal year:   $15,555,083.

         As of March 16, 1999, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the Nasdaq SmallCap Market) held by non-affiliates of the issuer was $5,647,552. At March 16, 1999, 2,871,764 shares of issuer's Common Stock were outstanding.

                                     PART I


ITEM 1.  BUSINESS.

General

         Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment and merchant banking primarily through Kirlin Securities, Inc. ("Kirlin"), its operating subsidiary. Kirlin is registered as a broker-dealer with the Securities and Exchange Commission ("Commission") and is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Kirlin is a full service retail-oriented brokerage firm, specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed assets portfolio program to manage the financial assets of its clients. At March 1, 1999, the Company maintained over 14,000 retail customer accounts, which held over $749 million in assets. The Company's revenues are generated primarily from principal trading activities and brokerage transactions. Kirlin is currently licensed to conduct activities as a broker-dealer in the District of Columbia and in 47 states, and operates primarily from its headquarters in Syosset, New York, as well as five branch offices located in California, New Jersey and New York.

         The Company was incorporated under the laws of the State of Delaware on July 28, 1994 to serve as a holding company for Kirlin. Kirlin was incorporated under the laws of the State of Delaware on January 6, 1988 and became a wholly-owned subsidiary of the Company on October 20, 1994. All references to the Company, unless the context requires otherwise, refers to the Company and Kirlin.

Principal Transactions

         The largest portion of the Company's revenues in the last several years (71.1% in 1996, 75.2% in 1997 and 55.7% in 1998) have been derived from principal trading activities in equity and fixed income securities, including merchant banking investments. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations.

         The Company also engages in proprietary trading, including market-making, in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. At March 16, 1999, the Company made a market in the equity securities of 24 companies.

Commission Business

         A significant portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The Company's commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. The Company currently has agreements with 55 mutual fund management companies pursuant to which the Company sells shares in approximately 100 mutual funds. Mutual fund commissions are derived from standard dealers' discounts which are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds.

Money Management

         The Company established and maintains a Managed Asset Portfolio Program ("MAPP") to manage the financial assets of its clients, for which it receives a quarterly management fee based upon the value of assets under management. The program's focus is to manage money to achieve long-term growth or income while attempting to limit risk. Economic conditions are monitored to determine which sectors will perform well in order to strategically allocate assets to these sectors. Under the program, an individual portfolio plan is developed to fit each client's risk/reward relationship. At March 1, 1999, total assets under management were over $21 million.

Investment and Merchant Banking

         Investment banking revenue is derived principally from underwriting fees, commissions and expense allowances, as well as the realization of gains from the exercise of warrants, received in connection with underwriting public offerings or acting as placement agent in private offerings. During the last three years, the Company's investment banking activities have consisted of acting as placement agent for one private placement in 1998, two private placements in 1997 and co-underwriting an initial public offering and acting as co-placement agent in a private placement in 1996. The Company also participates as a member of the underwriting syndicate and selling group member from time to time in unit trust and equity offerings. The Company believes that investment banking activities present significant opportunities for its business.

         Underwriting public offerings involves certain risks. Because underwriters commit to purchase securities at a discount from the initial public offering price, they are exposed to substantial losses in the event that the securities cannot be sold or must be sold below syndicate cost. Under federal securities laws, other laws and court decisions with respect to underwriter's liability and limitations on indemnification by issuers, an underwriter is exposed to substantial potential liability for misstatements or omissions of material facts in prospectuses or other communications with respect to securities offerings.

         As a complement to its investment banking business, the Company also engages in merchant banking activities. From time to time the Company is presented with opportunities to invest, through debt or equity or combination of both, in other companies in a variety of industries. Such investments generally are speculative and involve a high degree of risk for which the Company may receive significant profits, but no assurance can be given that such will be the case. Merchant banking investments typically are of a longer term nature than the Company's trading activities and therefore increase the Company's exposure to market risks and restrict the use of the Company's capital for longer periods of time.

Clearing Broker

         The Company does not hold any funds or securities of its customers. The Company currently utilizes, on a fully disclosed basis, the services of Correspondent Services Corporation ("CSC"), a wholly-owned subsidiary of PaineWebber Incorporated. As its clearing broker, CSC processes securities transactions for the Company and the accounts of its customers for which the Company pays CSC a fee. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000. Additional protection is provided through Traveler's Casualty and Surety Company of America for an additional $5,000,000 per regular account, $10,000,000 per individual retirement account, $25,000,000 per business services accounts and CSC managed program accounts, and an additional $900,000 of free cash balance protection is provided for all securities customers. The services of a clearing broker include billing and credit control, and receipt, custody and delivery of securities. The clearing broker in effect provides a "back office" for the Company's brokerage activities, freeing the Company from the need and expense of creating its own such capability. Pursuant to the terms of the Company's agreement with its clearing broker, the Company has agreed to indemnify and hold its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, the Company would be obligated to indemnify the clearing broker for any resulting losses. The Company, to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

Government Regulation

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation by the Commission, state securities agencies and self-regulatory organizations, such as the NASD Regulation, Inc. ("NASDR"), the regulatory arm of the NASD, and the Municipal Securities Rulemaking Board ("MSRB"). Kirlin is registered as a broker-dealer with the Commission and is a member firm of the NASD. The NASDR has been designated by the Commission as the Company's primary regulator and it also enforces the rules of the MSRB with respect to the Company. NASDR adopts rules, which are subject to approval by the Commission, that govern the members of the NASD and conducts periodic examinations of member firms' operations. Kirlin also is registered as an investment advisor with the State of New York and is subject to its laws and regulations regarding investment advisors.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, advertising, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets. The Company believes it is currently in compliance with all such regulations governing its business.

         As a registered broker-dealer, Kirlin is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 1998, Kirlin had total net capital of $1,353,358, or $1,103,358 in excess of its minimum net capital requirement calculated under the aggregate indebtedness method, as defined.

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

Marketing and Advertising

         The Company has pursued an aggressive marketing and advertising program since 1989. Although its advertising levels were significantly reduced in 1997, during 1998 the Company believed the market place would be more receptive to advertising and such expenditures were returned to prior levels. The Company has advertised itself and its product line in order to get a direct response from readers and listeners. The Company also uses image advertising to promote the name and background of the Company, which it believes has increased the Company's visibility. The Company's advertising program has proven to be very successful in the building of a larger customer base. The Company's primary advertising focus has been on major radio stations, and, to a lesser extent, newspapers in New York, New Jersey, Connecticut, and California. The Company has also used television advertising in the New York City metropolitan area on a limited basis. The Company allocates its advertising budget according to economic conditions and the products available.

Personnel

         At March 16, 1999, the Company had approximately 200 full-time employees, including 153 registered representatives up from 122 registered representatives at March 16, 1998 due to the opening of additional branch offices. The Company's sales force primarily serves retail customers and, to a lesser extent, institutional investors. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES.

         The principal executive offices of the Company and Kirlin are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 18,600 square feet of office space at a base rent of approximately $290,000 per year with annual increases of 3.6%. The initial term of the lease expires in December 2004, with one option to renew for an additional three-year period. The Company also operates the following branch offices:

                                                                        Approximate
                                             Approximate                   Annual
Office Location                            Square Footage               Lease Rental          Expiration
---------------                            --------------               ------------          ----------
4370 La Jolla Village Drive                     2,720                     $77,000             January 2004
San Diego, California

612 Howard Street                               8,400                     $277,000            March 2004
San Francisco, California

2001 Route 46                                   2,900                     $68,000             June 2001
Parsippany, New Jersey
485 Route 1                                     5,300                     $106,000            March 2004

Iselin, New Jersey
400 Andrews Street                              2,400                     $24,000             March 2000
Rochester, New York


ITEM 3.  LEGAL PROCEEDINGS.

         The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. It is the opinion of management that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of the Company.


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


Period                                   High($)                Low($)
-------------------                      ----------            ---------
Fiscal 1998
     Fourth Quarter                         4.0                   3.0
     Third Quarter                          6.188                 3.75
     Second Quarter                         7.75                  6
     First Quarter                          7.75                  5.5

Fiscal 1997

     Fourth Quarter                         8.5                   3.9375
     Third Quarter                          3.9375                3.5
     Second Quarter                         4.25                  3.5
     First Quarter                          4.75                  4.3125


         On March 16, 1999, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $4.00. On March 16, 1999, there were 66 holders of record of the Company's Common Stock and, the Company believes, over 800 beneficial owners of the Company's Company Stock.

         The Company presently intends to retain all earnings for the Company's continued growth. Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors, although this may change based upon the foregoing factors. The Company's ability to pay dividends in the future also may be restricted by Kirlin's obligation to comply with the net capital requirements imposed on broker-dealers under regulations and rules promulgated by the Commission and the NASDR.

Recent Sales of Unregistered Securities

         During the three months ended December 31, 1998 and through March 16, 1999, the Company made the following sales of unregistered securities:


                                                         Considered Received and                           If Option,
                                                               Description of                              Warrant or
                                                            Underwriting or Other                         Convertible
                                                          Discounts to Market Price   Exemption from     Security, Terms
                                                                 Afforded to            Registration     of Exercise or
  Date of Sale     Title of Security      Number Sold            Purchasers               Claimed         Conversion
------------------------------------------------------------------------------------------------------------------------
1/11/99           Common Stock              69,000       Restricted stock awarded           4(2)              N/A
                                                         to employees under 1996
                                                         stock plan; no cash
                                                         consideration received by
                                                         the Company
------------------------------------------------------------------------------------------------------------------------
1/11/99           Options to purchase      142,000       Options granted under 1996         4(2)        Exercisable for
                  Common Stock                           stock plan; no cash                            ten years from
                                                         consideration received by                      date of grant
                                                         Company until exercise                         at an exercise
                                                                                                        price of $3.875
                                                                                                        per share
------------------------------------------------------------------------------------------------------------------------

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

         The Company's revenues are generated primarily from principal trading activities and brokerage transactions. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from the Company's transactions as principal reflect realized and unrealized gains and losses on such transactions. Revenues from principal transactions are primarily derived from trading fixed income securities, which may be purchased from and/or sold to other dealers or retail clients. In addition, revenues from principal transactions also reflect gains and/or losses derived from writing and purchasing option contracts. As part of the Company's growth strategy, it intends to continue to increase its principal trading activities in equity securities and promote its Managed Asset Portfolio Program to manage the financial assets of its clients, for which it receives a quarterly management fee based upon the value of assets under management. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

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

         The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB:


                                                                         Years ended December 31,
                                                                         -------------------------
                                                                   1998                          1997
                                                                   ----                          -----
           Revenues:
                       Principal transactions, net        $  8,663,603      55.7%       $ 16,097,818       75.2%
                       Commissions                           5,834,873      37.5%          4,922,375       23.0%
                       Other Income                          1,056,607       6.8%            397,568        1.8%
                                                         --------------   --------     --------------    --------
                        Total revenues                      15,555,083     100.0%         21,417,761      100.0%
                                                         --------------   --------     --------------    --------
           Expenses:
                      Employee compensation and benefits    11,760,624      75.6%         13,593,522       63.5%
                      Promotion and advertising                699,332       4.5%            262,742        1.2%
                      Clearance and execution charges          812,018       5.2%            833,998        3.9%
                      Occupancy and communications           1,925,824      12.4%          1,750,123        8.2%
                      Professional fees                        601,933       3.9%            273,696        1.3%
                      Interest                                 408,164       2.6%            294,970        1.4%
                      Other                                    584,651       3.8%            570,592        2.6%
                                                         --------------   --------     --------------    --------
                        Total expenses                      16,792,546     108.0%         17,579,643       82.1%
                                                         --------------   --------     --------------    --------
           Net (loss) income before income tax (benefit)
             provision                                      (1,237,463)    (8.0)%          3,838,118       17.9%
           (Benefit) Provision for income taxes               (500,573)    (3.2)%          1,645,695        7.7%
                                                            -----------   --------        -----------    --------
           Net (loss) income                               $  (736,890)    (4.8)%       $  2,192,423       10.2%
                                                         ==============   ========     ==============    ========

Results of Operations

     Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Principal transactions, net for the year ended December 31, 1998 decreased 46.2% to $8,663,603 from $16,097,818 in 1997. The decrease is primarily attributable to the following factors: Principal transactions related to the Company's fixed income business declined, which the Company believes was due to reduced investor interest in fixed income securities in view of the bull market in equity securities. Principal transactions related to the Company's equity business declined due to a shift from principal to agency transactions, which the Company believes was a result of investor interest in equity securities for which the Company did not maintain an inventory. In addition, the Company recorded significant unrealized gains in its investment account in 1997 which were not continued in 1998 and because certain positions for which the Company recognized unrealized gains in 1997 were liquidated at prices less than their recorded value at December 31, 1997.

     Commissions for the year ended December 31, 1998 increased 18.5% to $5,834,873 from $4,922,375 in 1997. The increase is primarily attributable to the Company's increased business in equity securities and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission.

     Other income for the year ended December 31, 1998 increased 165.8% to $1,056,607 from $397,568 in 1997. The increase is primarily attributable to settlements the Company received in three lawsuits it commenced and which settled in 1998.

     Employee compensation and benefits in 1998 decreased 13.5% to $11,760,624 from $13,593,522 in 1997. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues. The decrease in employee compensation is not directly proportionate with the decrease in revenues because a portion of the revenue decrease is related to a reduction in value of the Company's investment account, which has no relationship to employee compensation. In addition, during the past year the Company has increased its roster of salaried personnel, has increased certain benefits for its employees and has increased its commission structure for its registered representatives.

     Promotion and advertising in 1998 increased 166.2% to $699,332 from $262,742 in 1997 primarily as a result of the Company's planned increase in advertising expenditures to attract new customers.

     Clearance and execution charges in 1998 decreased only slightly from 1997 despite the significant reduction in revenues because the Company paid a higher average ticket charge.

     Occupancy and communications costs in 1998 increased 10.0% to $1,925,824 from $1,750,123 in 1997. This increase is a result of the establishment and operations of new branch offices.

     Professional fees in 1998 increased 119.9% to $601,933 from $273,696 in 1997 primarily as a result of expenses incurred for three lawsuits initiated by the Company and subsequently settled in a manner favorable to the Company, as well as an increase in external consultation with outside professionals.

     Interest expense in 1998 increased 38.4% to $408,164 from $294,970 in 1997 as a result of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses in 1998 were roughly comparable to such expenses in 1997.

     Income tax benefit for the year ended December 31, 1998 was $500,573 as compared to the income tax provision of $1,645,695 for the year ended December 31, 1997, which was consistent with the decrease in income before this income tax provision.

     Net loss of $736,890 for the year ended December 31, 1998 compares to net income of $2,192,423 for the year ended December 31, 1997 primarily as a result of a reduction in revenues discussed above and the increases in expenses for promotion and advertising, professional fees and occupancy and communication discussed above.

Effects of Inflation; Fluctuations in Interest Rates

     The Company's business is affected by the rate of inflation. Inflation or inflationary fears, which results in higher interest rates, may have an adverse impact upon the securities markets and on the value of securities held in inventory, thereby adversely affecting the Company's financial position and results of operations.

Liquidity and Capital Resources

     Securities owned, at market value, at December 31, 1998 were $12,768,231 as compared to $14,631,398 at December 31, 1997. This 12.7% decrease is primarily attributable to a decrease in securities held in inventory for resale to its customers. Approximately 56% of the Company's assets at December 31, 1998 were comprised of cash and highly liquid securities.

     Furniture, fixtures and leasehold improvements, net, at December 31, 1998, decreased to $706,498 as compared to $836,832 at December 31, 1997. This 15.6% decrease primarily results from the depreciation of the Company's furniture, fixtures and leasehold improvements.

     Other assets increased to $1,974,691 at December 31, 1998, from $1,109,559 at December 31, 1997, a 78.0% increase. This increase is primarily attributable to advances provided to newly-hired registered representatives as part of the Company's recruiting efforts.

     Securities sold short amounted to $641,739 at December 31, 1998 as compared to $1,599,279 at December 31, 1997. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Payable to clearing broker amounted to $3,467,579 at December 31, 1998 as compared to $2,828,519 at December 31, 1997. This 22.6% increase is a result of cash borrowed on margin to fund the Company's establishment of branch offices.

     Accrued compensation was $1,799,531 at December 31, 1998 as compared to $2,194,143 at December 31, 1997, a 18.0% decrease attributable to decreased revenues upon which commission income to registered representatives is based, partially offset by increased commission rates for registered representatives.

     Accounts payable and accrued expenses were $585,084 at December 31, 1998 as compared to $509,649 at December 31, 1997, a 14.8% increase primarily attributable to accrued promotion expenses.

     Deferred income taxes payable was $728,060 at December 31, 1998 as compared to $1,197,696 at December 31, 1997. This decrease is reflective of the adjustment for deferred income taxes payable resulting from a decline in the value of certain securities positions in the Company's investment account.

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

Year 2000

     The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K issue is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year (e.g., "98" for "1998"). The Y2K issue affects the Company's information technology systems (i.e., computer systems, network elements and software applications) as well as other business systems that might have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's information technology and non-IT systems to fail or cause errors, which could lead to disruptions in operations or increased costs. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K issue due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. The Company has commenced a review of its internal systems and programs to determine the extent to which its information technology systems are Y2K compliant. The Company has commenced a review of whether its non-IT systems are Y2K compliant. Since much of the Company's internal information technology has been developed fairly recently, the Company does not anticipate that its internal information technology systems will face significant issues of non-compliance. The Company has completed an evaluation of its mission critical systems and remediation of certain systems will be necessary. It is expected that such remediation will be completed by the second quarter of 1999 and that testing will be completed by the third quarter of 1999. Based on current information, the Company believes it will spend approximately $50,000 to $100,000 in 1999 and expects to accrue approximately $50,000 to $100,000 for 2000, although there can be no assurance that such amounts will be sufficient due to unforeseen difficulties to complete the review and address the Y2K issue with respect to its internal information technology systems and non-IT systems.

     However, even if the Company's internal systems are Y2K compliant, the Company remains at risk from Y2K failure caused by third parties. The Company has commenced to contact third parties with which it interacts to determine the state of their assessment and remediation of any Y2K issues they face. To date, the Company has not received sufficient information from such third parties to complete its assessment of their Y2K readiness. Some of the third parties with which the Company has significant interaction include, most significantly, its clearing broker, Correspondent Services Corporation ("CSC"), and vendors providing phone service, payroll services and banking services. The Company believes that in April 1999 CSC will be Y2K compliant. If the Company's major third-party vendors do not confirm to the Company that they are Y2K compliant by the second quarter of 1999 or provide assurances of subsequent, but timely, compliance, the Company will determine whether it is necessary to retain the services of other third-party vendors who are Y2K compliant in order to prevent a disruption in the Company's business. The Company has not yet developed a contingency plan for those areas where plans to achieve Y2K compliance fail, although it intends to develop such a plan.

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


ITEM 7.   FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:                               Page
                                                                          -----

Report of Goldstein Golub Kessler LLP on the Consolidated
  Financial Statements as of December 31, 1998 and 1997 and
  for the years then ended                                                 F-1

   Consolidated Statement of Financial Condition as of
     December 31, 1998 and 1997                                            F-2

   Consolidated Statement of Operations for the Years Ended
     December 31, 1998 and 1997                                            F-3

   Consolidated Statement of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998 and 1997                        F-4

   Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998 and 1997                                            F-5

   Notes to Consolidated Financial Statements                        F-6 - F-12

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statements of financial condition of Kirlin Holding Corp. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP
--------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 15, 1999

                                            KIRLIN HOLDING CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


December 31,                                                                               1998                   1997
--------------------------                                                                 ----                   ----
ASSETS

Cash (Note 1)                                                                    $       85,092          $     316,219

Securities Owned, at market value (Note 2):
  U.S. government and agency obligations                                              2,261,874              2,949,723
  State and municipal obligations                                                     3,254,247              1,618,284
  Corporate bonds and other securities                                                7,252,110             10,063,391

Furniture, Fixtures and Leasehold Improvements, at cost,
 net of accumulated depreciation and amortization of $972,523 and
 $713,626, respectively (Note 1)                                                        706,498                836,832

Other Assets                                                                          1,974,691              1,109,559
                                                                                 --------------            -----------
      Total Assets                                                                  $15,534,512            $16,894,008
                                                                                 ==============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Securities sold, not yet purchased, at market value (Note 2)                    $     641,739           $  1,599,279
  Payable to clearing broker (Note 1)                                                 3,467,579              2,828,519
  Accrued compensation                                                                1,799,531              2,194,143
  Accounts payable and accrued expenses                                                 585,084                509,649
  Deferred taxes payable                                                                728,060              1,197,696
                                                                                 --------------            -----------
      Total liabilities                                                               7,221,993              8,329,286
                                                                                 --------------            -----------

Commitments (Note 6)

Stockholders' Equity (Note 3):
  Common stock - $.0001 par value; authorized 15,000,000 shares,
   issued and outstanding 2,802,764 and 2,720,264 shares, respectively                      280                    272
  Additional paid-in capital                                                          6,354,187              5,869,508
  Retained earnings                                                                   1,958,052              2,694,942
                                                                                 --------------            -----------
      Total stockholders' equity                                                      8,312,519              8,564,722
                                                                                 --------------            -----------
      Total Liabilities and Stockholders' Equity                                    $15,534,512            $16,894,008
                                                                                 ==============            ===========

                                               See Notes to Financial Statements

                                             KIRLIN HOLDING CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF OPERATIONS


Year ended December 31,                                                                    1998                   1997
                                                                                 --------------            -----------


Revenue:
  Principal transactions, net (Notes 1 and 2)                                      $  8,663,603            $16,097,818
  Commissions                                                                         5,834,873              4,922,375
  Other income                                                                        1,056,607                397,568
                                                                                 --------------            -----------
                                                                                     15,555,083             21,417,761
                                                                                 --------------            -----------
Expenses:
  Employee compensation and benefits                                                 11,760,624             13,593,522
  Promotion and advertising (Note 1)                                                    699,332                262,742
  Clearance and execution charges                                                       812,018                833,998
  Occupancy and communications                                                        1,925,824              1,750,123
  Professional fees                                                                     601,933                273,696
  Interest                                                                              408,164                294,970
  Other                                                                                 584,651                570,592
                                                                                 --------------            -----------
                                                                                     16,792,546             17,579,643
                                                                                 --------------            -----------
Income (loss) before income tax benefit (provision)                                  (1,237,463)             3,838,118

Income tax benefit (provision) (Note 8)                                                 500,573             (1,645,695)
                                                                                 --------------            -----------

Net income (loss)                                                                 $    (736,890)         $   2,192,423
                                                                                 ===============         =============

Basic earnings (loss) per common share                                            $       (.26)          $         .83
                                                                                 ===============         =============

Diluted earnings (loss) per common share                                          $       (.26)          $         .78
                                                                                 ===============         =============

                                               See Notes to Financial Statements

                       KIRLIN HOLDING CORP. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Years ended December 31, 1998 and 1997

                                                                    Additional
                                            Common Stock              Paid-in            Retained
                                     Shares           Par Value       Capital            Earnings             Total
                                     ---------------------------    -------------      -------------        ----------
Stockholders' equity at
 January 1, 1997                    1,302,330            130          $5,522,036       $   502,519          $6,024,685

Exercise of stock options              38,000              4             208,996                 -             209,000

Stock option exchange                  19,802              2             138,612                 -             138,614

2-for-1 stock dividend              1,360,132            136                (136)                -                   -

Net income                                  -              -                   -         2,192,423           2,192,423
                                   ------------        -------         -----------      ----------          ----------
Stockholders' equity at
 December 31, 1997                  2,720,264            272           5,869,508         2,694,942           8,564,722

Stock issuance                         82,500              8             484,679                               484,687

Net loss                                                                                  (736,890)           (736,890)

                                   ------------        -------         -----------      ----------          -----------
Stockholders' equity at
 December 31, 1998                  2,802,764            280          $6,354,187        $1,958,052          $8,312,519
                                   ------------        -------         -----------      ----------          -----------



                                               See Notes to Financial Statements

                                            KIRLIN HOLDING CORP. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31,                                                                    1998                   1997
-------------------------                                                            -----------           ------------
Cash flows from operating activities:
  Net income (loss)                                                                  $ (736,890)           $ 2,192,423
                                                                                     -----------           -----------
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                       258,897                202,530
    Deferred income taxes                                                              (469,636)               999,160
    Noncash compensation                                                                                       138,614
    (Increase) decrease in operating assets:
      Securities owned, at market value                                               1,863,167               (997,050)
      Other assets                                                                     (865,132)              (472,493)
    (Decrease) increase in operating liabilities:
      Securities sold, not yet purchased, at market value                              (957,540)              (420,385)
      Payable to clearing broker                                                        639,060             (1,758,198)
      Accrued compensation                                                             (394,612)             1,019,437
      Accounts payable and accrued expenses                                              75,435               (139,907)
      Income taxes payable                                                                                    (383,978)
                                                                                     -----------           -----------
       Total adjustments                                                               149,639             (1,812,270)
                                                                                     -----------           -----------

        Net cash provided by (used in) operating activities                            (587,251)               380,153

Cash flows used in investing activity - purchase of furniture, fixtures
 and leasehold improvements                                                            (128,563)              (348,238)

Cash flows provided by financing activity - issuance of common stock                    484,687                209,000
                                                                                     -----------           -----------

Net increase (decrease) in cash                                                        (231,127)               240,915

Cash at beginning of year                                                               316,219                 75,304
                                                                                    -----------           ------------
Cash at end of year                                                                 $    85,092           $    316,219
                                                                                    ===========           ============


Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                         $  408,164            $   294,970
                                                                                     -----------           -----------
    Income taxes                                                                    $    50,705            $ 1,279,160
                                                                                    ===========           ============

                                               See Notes to Financial Statements

                                            KIRLIN HOLDING CORP. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated financial statements include the accounts of Kirlin Holding Corp. ("KHC") and its wholly owned subsidiary, Kirlin Securities, Inc. ("Kirlin") (collectively the "Company"). The Company, through Kirlin, is a full-service, retail-oriented brokerage firm, specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed assets portfolio program to manage the financial assets of its clients. Primarily all activity of the Company has been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

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

     At December 31, 1998, the payable to clearing broker in the consolidated statement of financial condition is for the Company's net acquisition of securities and is collateralized by securities owned by the Company. Substantially all securities owned reflected on the consolidated statement of financial condition are positions held by the clearing broker.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in principal transactions in the consolidated statement of operations.

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

     Kirlin expenses the costs of advertising the first time the advertising takes place. Advertising expense was approximately $483,000 and $37,000 for the years ended December 31, 1998 and 1997, respectively.

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


2.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

     Securities sold, not yet purchased, consist of the following:

     December 31,                                     1998               1997
     -------------------------------------------------------------------------

     U.S. government and agency obligations                            $ 25,774
     State and municipal obligations              $285,875              784,135
     Corporate bonds and other securities          355,864              789,370
                                                  --------             --------
                                                  $641,739           $1,599,279
                                                  ========           ==========


     Securities sold, not yet purchased, represent obligations of Kirlin to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as Kirlin's ultimate obligation may exceed the amount recognized in the financial statements.

     Securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned at December 31, 1998 and 1997 are stock warrants and investments in privately held companies not readily marketable amounting to approximately $4,083,000 and $3,908,000, respectively (49% and 46%, respectively, of stockholders' equity) which have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions.


3.   STOCKHOLDERS' EQUITY:

     The Company has authorized 1,000,000 shares of preferred stock, par value $.0001 per share. No shares have been issued as of December 31, 1998.

     In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan") covering 1,200,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. At December 31, 1998, options to purchase 80,500 shares of common stock at exercise price between $2.50 and $5.00 per share are outstanding. Such options vest over periods of up to five years and are exercisable at various dates through January 2006.

     On July 16, 1997, the Company made an exchange offer to the holders of all of its outstanding options and warrants. The offer involved the exchange of these options and warrants for cash, stock of the Company or a combination of one-half cash and one-half stock, all at various specified exchange rates dependent upon the grant date and exercise price of the outstanding options and warrants.

                                            KIRLIN HOLDING CORP. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to this offer, 169,500 options and warrants were exchanged for stock representing 39,604 shares valued at $138,614 and 727,476 were exchanged for cash. The Company recognized $675,912 of compensation expense related to this exchange. Concurrent with the exchange offer, Kirlin surrendered to KHC warrants to purchase 32,190 shares.

     The following table summarizes the 1998 and 1997 activity in the Company's stock options:

                                        Number of
                                          Shares             Price per Share
                                        ----------           ----------------
    Balance at January 1, 1997          1,105,600             $2.50 - $5.50
    Exercised during the year             (76,000)            $2.50 - $5.50
    Surrendered during the year          (848,700)            $2.50 - $5.50
    Forfeited during the year             (96,400)            $2.50 - $4.13
                                        ----------            --------------

    Balance at December 31, 1997           84,500             $2.50 - $5.00
    Forfeited during the year              (4,000)            $2.50 - $4.13
                                        ----------            -------------

    Balance at December 31, 1998           80,500             $2.50 - $5.00
                                        ==========            =============


     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                  Remaining
                                          Number                 Contractual
     Exercise Price                    Outstanding                   Life
     ----------------                  -----------               ------------
         $5.00                            12,500                   73 months
         $4.13                             2,000                   67 months
         $2.50                            66,000                   84 months
    -----------------                  -----------                ----------
     $2.50 - $5.00                        80,500
    =================                  ===========


     As of December 31, 1998, 12,500 and 667 options with exercise prices of $5.00 and $4.13, respectively, per share were exercisable.

     During the year ended December 31, 1997, the Company declared a 2-for-1 stock split. The above number of shares and price per share have been adjusted to reflect the stock split.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation. Accordingly, no compensation costs have been recognized for the options granted. Had compensation cost been determined based on the

                                             KIRLIN HOLDING CORP. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per common share would have been as follows:

    Year ended December 31,                      1998                  1997
    -----------------------                   -------------         ---------

    Net income (loss) - as reported            $(736,890)           $2,192,423
    Net income (loss) - pro forma               (855,390)            2,073,923
    Basic earnings (loss) per common
     share - as reported                            (.26)                  .83
    Basic earnings (loss) per common
     share - pro forma                              (.31)                  .78
    Diluted earnings (loss) per common
     share - as reported                            (.26)                  .78
    Diluted earnings (loss) per common
     share - pro forma                              (.31)                  .73

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 40%, risk-free interest rate of approximately 7% and expected option lives of six years.

     The pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

     In April 1996, the Company adopted the 1996 Stock Plan ("1996 Plan") covering 2,000,000 shares of common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. At December 31, 1998, no common stock or options had been issued pursuant to the 1996 Plan.


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

     At December 31, 1998 and 1997, Kirlin had net capital, as defined, of $1,353,358 and $1,461,274, respectively, which exceeded the minimum net capital requirements by $1,103,358 and $1,211,274, respectively. Kirlin's ratio of aggregate indebtedness to net capital was 1.97-to-1 and 1.82-to-1 at December 31, 1998 and 1997, respectively.

5.   RETIREMENT AND SAVINGS PLAN:

     Kirlin sponsors a Retirement and Savings Plan for all full-time employees over the age of 19 pursuant to Section 401(k) of the Internal Revenue Code. Kirlin matches 50% of each participant's contribution up to $1,500 per participant per year. Kirlin's contributions to the plan for the years ended December 31, 1998 and 1997 were $104,411 and $69,876, respectively.


6.   COMMITMENTS:

     Kirlin leases office space at several locations under noncancelable leases expiring at various times through December 31, 2004. The minimum annual rental payments for these leases are as follows:

     Year ending December 31,

            1999                                           $   787,401
            2000                                               831,062
            2001                                               810,651
            2002                                               798,608
            2003                                               813,614
            2004                                               450,661
                                                           -----------
                                                            $4,491,997
                                                           ===========

     The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. Rent expense was $492,181 and $454,778 for the years ended December 31, 1998 and 1997, respectively.


7.   FINANCIAL INSTRUMENTS:

     The Company's activities include the purchase and sale of stock options and warrants. Stock options and warrants give the buyer the right to purchase or sell securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

     The Company may receive warrants as part of its underwriting activities. See Note 2 for fair value methodology of these warrants.

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

                                             KIRLIN HOLDING CORP. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.   INCOME TAXES:

     The Company files consolidated federal income tax returns and separate Company state income tax returns.

     The income tax benefit (provision) consists of:

     Year ended December 31,                       1998                 1997
     -----------------------                    -------             --------

     Current:
      Federal                                 $  73,349         $   (467,572)
      State                                     (42,412)            (178,963)
                                                -------             ---------
                                                 30,937             (646,535)
                                                -------             ---------

     Deferred:
      Federal                                   345,851             (747,550)
      State                                     123,785             (251,610)
                                                -------             ---------
                                                469,636             (999,160)
                                                -------             ---------
                                               $500,573          $(1,645,695)
                                               ========          ============


     The provision (benefit) for income taxes for the years ended December 31, 1998 and 1997 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                                                   1998                 1997
                                                -------             --------

     Tax (benefit) at federal statutory rate      (34)%                 34%
     State income taxes                            (9)                   9
     Other                                          3
                                                -------             --------
                                                  (40)%                 43%
                                                =======             ========


     The deferred tax asset (liability) results from the following:


                                                   1998                 1997
                                                -------             --------

    Unrealized appreciation on investment
     securities not readily marketable      $(1,051,164)         $(1,184,249)
    Other temporary differences                 322,007              (13,447)
                                             ----------          -----------
                                            $  (729,157)         $(1,197,696)
                                            ============         ============

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

     Year ended December 31, 1998
     ----------------------------
                                      Loss             Shares         Per-Share
                                   (Numerator)      (Denominator)       Amount
                                   ------------     -------------     ---------

    Basic and diluted EPS:

    Distribution of loss to
     common stockholders            $(736,890)       2,801,860           $(.26)
                                  ============      ==========          =======


   Year ended December 31, 1997
   -----------------------------
                                     Income            Shares         Per-Share
                                   (Numerator)      (Denominator)      Amount
                                   ------------     -------------     ---------

   Basic EPS:

   Income available to
    common stockholders            $2,192,423        2,655,860             $.83

   Effect of Dilutive Securities
    - options                                          169,651
                                   ------------     ----------           ------

   Diluted EPS:

   Income available to common
    stockholders and assumed
    exercise                       $2,192,423        2,825,511             $.78
                                  ===========       ==========           =======


     The incremental shares from assumed conversions of options are not included for the year ended December 31, 1998 since their inclusion would be anti-dilutive.

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

          See Item 12.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          See Item 12.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 4, 1999.


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

                                            KIRLIN HOLDING CORP.
                                            (Registrant)
Dated:   March 30, 1999
                                            By: /s/ Anthony J. Kirincic
                                            ----------------------------
                                            Name:   Anthony J. Kirincic
                                            Title:  President


                  In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                       Title                                                 Date
-----------------------------                    --------------------------------------           ---------------
/s/ David O. Lindner
_____________________________                    Chairman of the Board of Directors and           March 30, 1999
David O. Lindner                                 Chief Executive Officer (Principal
                                                 Executive Officer)

/s/ Anthony J. Kirincic
_____________________________                    Director, President and Chief Financial          March 30, 1999
Anthony J. Kirincic                              Officer (Principal Financial Officer)

/s/ Barry Shapiro
_____________________________                    Controller (Principal                            March 30, 1999
Barry Shapiro                                    Accounting Officer)

/s/ Edward J. Casey
_____________________________                    Director                                         March 30, 1999
Edward J. Casey

/s/ Edmund McCormick
_____________________________                    Director                                         March 30, 1999
Edmund McCormick


                                  EXHIBIT INDEX

                                                                     Incorporated
Exhibit                                                           By Reference from        No. in
Number         Description                                             Document            Document        Page
------         -----------                                             --------            --------        ----
3.1            Certificate of Incorporation                               A                 3.1

3.1.1          Certificate of Correction to Certificate of                A                 3.1.1
               Incorporation, dated July 29, 1994

3.2            Amended and Restated By-Laws                               A                 3.2

4.1            Form of Common Stock Certificate                           A                 4.1

10.1           1994 Stock Plan                                            A                 10.2

10.2           Clearing Agreement between Kirlin Securities,              A                 10.3
               Inc. and Correspondent Services Corporation

10.3           1996 Stock Plan                                            C              Appendix A

10.4           Indemnification Agreement, dated November 14,              B                 10.9
               1995, between the Registrant and Edward J. Casey

10.5           Indemnification Agreement, dated February 5,               D                 10.6
               1998, between the Registrant and Edmund McCormick

10.6           Agreement, dated April 27, 1998, between the               E                 10.7
               Registrant and Robert A. Paduano

10.7           Stock Option Agreement, dated January 11, 1999,            --                 --            Filed
               between the Registrant and David O. Lindner                                               Herewith

10.7.1         Schedule of Omitted Document in the form of                --                 --            Filed
               Exhibit 10.7, including material detail in which                                          Herewith
               such document differs from Exhibit 10.7

10.8           Stock Option Agreement, dated January 11, 1999,            --                 --            Filed
               between the Registrant and Edward J. Casey                                                Herewith

10.8.1         Schedule of Omitted Document in the form of                --                 --            Filed
               Exhibit 10.8, including material detail in which                                          Herewith
               such document differs from Exhibit 10.8

10.9           Restricted Stock Agreement, dated January 11,              --                 --            Filed
               1999, between the Registrant and Barry Shapiro                                            Herewith

21             List of Subsidiaries                                       --                 --            Filed
                                                                                                         Herewith
27.1           Financial Data Schedule (12/31/98)                         --                 --            Filed
                                                                                                         Herewith

                                                        (Footnotes on next page)

A. Registrant's Form SB-2 Registration Statement (No. 33-84512), declared effective November 14, 1994.

B.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.

C.   Registrant's Definitive Proxy Statement dated May 8, 1996.

D.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1997.

E.   Registrant's Form 10-KSB for the fiscal quarter ended March 31, 1998.