Form 10QSB
period 1999-03-31
KIRLIN HOLDING CORP
filed 1999-05-17
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Act
------
       of 1934


For the quarterly period ended March 31, 1999
                               --------------


_____   Transition report pursuant to Section 13 or 15(d) of the Securities

        Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



       Delaware                                       11-3229358
       --------                                       ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
                                 ---------------
                 (Issuer's Telephone Number Including Area Code)


               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No __.
         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 13, 1999, Issuer had outstanding 2,871,764 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES


Consolidated Statements of Financial Condition


                                                                                         March 31,         December 31,
                                                                                           1999                1998
                                                                                      ----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:


Cash                                                                                  $       186,953    $          85,092
Securities Owned, at market value:
   U.S. government and agency obligations                                                   1,609,608            2,261,874
   State and municipal obligations                                                          2,711,000            3,254,247
   Corporate bonds and other securities                                                     7,342,905            7,252,110
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $1,053,821 and $972,523 for
   March 31, 1999 and December 31, 1998, respectively                                         780,996              706,498
Other Assets                                                                                2,546,723            1,974,691
                                                                                      ----------------   ------------------

               Total assets                                                           $    15,178,185    $      15,534,512
                                                                                      ================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $     1,014,962    $         641,739
   Payable to clearing broker                                                                 733,585            3,467,579
   Accrued compensation                                                                     2,015,405            1,799,531
   Accounts payable and accrued expenses                                                      629,088              585,084
   Deferred taxes payable                                                                   1,209,812              728,060
                                                                                      ----------------   ------------------

               Total liabilities                                                            5,602,852            7,221,993
                                                                                      ----------------   ------------------

Commitments

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 2,871,764 and 2,802,764 shares, respectively                         287                  280
   Additional paid-in capital                                                               6,621,555            6,354,187
   Retained earnings                                                                        2,953,491            1,958,052
                                                                                      ----------------   ------------------

               Total stockholders' equity                                                   9,575,333            8,312,519
                                                                                      ----------------   ------------------

               Total liabilities and stockholders'  equity                            $    15,178,185    $      15,534,512
                                                                                      ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Income



                                              Three Months Ended
                                                   March 31,
                                     -------------------------------------
                                           1999                1998
                                     ----------------   ------------------
                                                (Unaudited)

Revenues:
   Principal transactions, net       $     4,286,271    $       2,984,411
   Commissions                             2,554,215            1,475,940
   Merchant Banking                         (175,168)             517,422
   Investment Banking                        425,250
   Other income                              135,375              110,737
                                    ----------------   ------------------

                                           7,228,943            5,088,510
                                    ----------------   ------------------
Expenses:
   Employee compensation and benefits     3,991,841            3,198,452
   Promotion and advertising                273,022               74,733
   Clearance and execution charges          322,279              205,614
   Occupancy and communications             668,418              379,492
   Professional fees                        226,940               98,372
   Interest                                  53,102               85,400
   Other                                    231,720              140,239
                                   ----------------   ------------------

                                          5,767,322            4,182,302
                                   ----------------   ------------------

      Income before provision
             for income taxes             1,461,621              906,208

Income tax provision (Note 3)               466,182              406,280
                                   ----------------   ------------------

          Net income                $       995,439    $         499,928
                                   ================   ==================

Basic earnings per common
           share (Note 4)           $          0.35    $            0.18
                                   ================   ==================

Diluted earnings per common
             share (Note 4)         $          0.34    $            0.18
                                   ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 1999
(Unaudited)



                                                             Additional
                                    Common Stock              Paid-in         Retained
                                Shares       Par Value        Capital         Earnings        Total
                             -------------  -------------   -------------   -------------  ------------

Stockholders' equity,
  January 1, 1999               2,802,764   $        280   $   6,354,187    $  1,958,052   $ 8,312,519

Stock issuance                     69,000              7         267,368                       267,375

Net income                                                                       995,439       995,439
                             -------------  -------------  --------------   -------------  ------------

Stockholders' equity,
  March 31, 1999                2,871,764   $        287   $   6,621,555    $  2,953,491   $ 9,575,333
                             =============  =============  ==============   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                          1999                 1998
                                                                                    ------------------   -----------------

                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $       995,439      $      499,928
                                                                                    ------------------   -----------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                       81,298              67,409
         Deferred income taxes                                                              481,752             303,608
         Noncash compensation                                                               267,375
         Decrease (increase) in securities owned, at market value                         1,104,718           (661,581)
         (Increase) decrease in other assets                                              (572,032)             160,641
         Increase in securities sold, not yet purchased, at market value                    373,223             237,508
         (Decrease) in payable to clearing broker                                       (2,733,994)           (271,461)
         Increase (decrease) in accrued compensation                                        215,874           (904,793)
         Increase in accounts payable, accrued expenses
           and taxes payable                                                                 44,004              16,092
                                                                                    ------------------   -----------------

               Total adjustments                                                          (737,782)         (1,052,577)
                                                                                    ------------------   -----------------

               Net cash provided by (used in) operating activities                          257,657           (552,649)
                                                                                    ------------------   -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                             (155,796)            (24,904)
                                                                                    ------------------   -----------------

               Net cash used in investing activities                                      (155,796)            (24,904)
                                                                                    ------------------   -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                                     484,687
                                                                                    ------------------   -----------------

               Net cash provided by financing activities                                                        484,687
                                                                                    ------------------   -----------------

Net increase (decrease) in cash                                                             101,861            (92,866)

Cash and cash equivalents, beginning of period                                               85,092             316,219
                                                                                    ------------------   -----------------

               Cash, end of period                                                  $       186,953      $      223,353
                                                                                    ==================   =================

Supplemental information:
   Interest paid                                                                    $        53,102      $       85,400
   Income taxes paid                                                                $         3,248      $       37,599



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)




1.       Organization and Summary of Significant Accounting Policies


         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp., and VentureHighway.com Inc. (collectively the "Company"). The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Primarily all activity of the Company has been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         Certain amounts included in the 1998 financial statements have been reclassified, where appropriate, to conform with the 1999 presentation.


2.       Stockholders' Equity

         On January 11, 1999, the Company's Board of Directors authorized the issuance of 69,000 shares of common stock (valued at the closing price on January 8, 1999) to employees of the Company in connection with their bonuses related to the year ended December 31, 1998. Following this action, the Company had 2,871,764 shares of Common Stock outstanding.


3.       Income Taxes

         The Company files consolidated federal income tax returns, but each constituent entity files separate state income tax returns. The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory rates principally because of the effect of state taxes.


4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:




                                                                   Income            Shares         Per-Share
                                                                 (Numerator)      (Denominator)       Amount
                                                                 ------------     --------------    -----------

                      Three months ended March 31, 1999:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  995,439          2,864,097      $    0.35

                                   Effect of Dilutive
                                     Securities - options                                42,048
                                                                 -- ---------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  995,439          2,906,145      $    0.34
                                                                 == =========     ==============    == ========


                      Three months ended March 31, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  499,928          2,799,098      $    0.18

                                   Effect of Dilutive
                                     Securities - options                                45,258
                                                                 -- ---------     --------------    -- --------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  499,928          2,844,356      $    0.18
                                                                 == =========     ==============    == ========


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


Results of Operations

         Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998

         Principal transactions, net for the three-month period ended March 31, 1999 increased 43.6% to $4,286,271 from $2,984,411 in the comparable period in 1998. The increase is primarily attributable to an increase in equity business generated by additional registered representatives and appreciation in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities.

         Commissions for the three-month period ended March 31, 1999 increased 73.1% to $2,554,215 from $1,475,940 in the comparable period in 1998. The increase is primarily attributable to the Company's increased business in equity securities and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities during the past quarter as well as the addition of registered representatives.

         Merchant banking for the three-month period ended March 31, 1999 decreased 133.3% to $(172,168) from $517,422 in the comparable period in 1998 primarily as a result of a reduction in the value of investments owned by the Company.

         Investment banking for the three-month period ended March 31, 1999 increased to $425,250 from the comparable period in 1998. The increase is attributable to investment banking fees the Company generated from acting as placement agent related to a bridge loan financing and a private placement.

         Other income for the three-month period ended March 31, 1999 increased 22.2% to $135,375 from $110,737 in the comparable period in 1998. The increase is primarily attributable to transactional and account balance rebates the Company is entitled to from the clearing broker.

         Employee compensation and benefits for the three-month period ended March 31, 1999 increased 24.8% to $3,991,841 from $3,198,452 in the comparable period in 1998. The increase is primarily attributable to the increase in the Company's revenue since employee compensation to the Company's traders and registered representatives is directly related to revenue.

         Promotion and advertising for the three-month period ended March 31, 1999 increased 265.3% to $273,022 from $74,733 in the comparable period in 1998 primarily as a result of the Company's planned increase in advertising expenditures to attract new customers.

         Clearance and execution charges in the three-month period ended March 31, 1999 increased 56.7% to $322,279 from $205,614 in the comparable period in 1998 as a result of higher ticket volume.

         Occupancy and communications costs in the three-month period ended March 31, 1999 increased 76.1% to $668,418 from $379,492 in the comparable period in 1998. This increase is a result of the establishment and operations of additional branch offices.

         Professional fees in the three-month period ended March 31, 1999 increased 130.7% to $226,940 from $98,372 in the comparable period in 1998 primarily as a result of computer consultation related to the establishment of branch offices and addressing the Y2K issue and legal consultation related to new business ventures and lawsuits initiated by the Company.

         Interest expense in the three-month period ended March 31, 1999 decreased 37.8% to $53,102 from $85,400 in the comparable period in 1998 as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses in the three-month period ended March 31, 1999 increased 65.2% to $231,720 from $140,239 in the comparable period in 1998 as a result of the settlement of a customer arbitration and an increase in regulatory fees related to the increase in registered representatives.

         Income tax provision for the three-month period ended March 31, 1999 was $466,182 as compared to $406,280 in the comparable in 1998. For the three-month period ended March 31, 1999 the Company utilized a net operating loss carry-forward from the prior year to reduce the income tax provision for the past quarter.

         Net income of $995,439 in the three-month period ended March 31, 1999 compares to net income of $499,928 for the three-month period ended March 31, 1998. This resulted primarily due to the increase in revenues offset by increases in expenses as discussed above.


Liquidity and Capital Resources

         Securities owned, at market value, at March 31, 1999 were $11,663,513 as compared to $12,768,231 at December 31, 1998. This 8.7% decrease is primarily attributable to a decrease in securities held in inventory for resale to its customers offset by an increase in the value of positions held in relation to the Company's merchant banking activities. Approximately 46% of the Company's assets at March 31, 1999 were comprised of cash and highly liquid securities.

         Furniture, fixtures and leasehold improvements, net, at March 31, 1999, increased to $780,996 as compared to $706,498 at December 31, 1998. This 10.5% increase primarily results from the purchase of additional computer hardware, furniture, and leasehold improvements in connection with the Company's new branch offices.

         Other assets increased to $2,546,723 at March 31, 1999, from $1,974,691 at December 31, 1998, a 29.0% increase. This increase is primarily attributable to receivables the Company is entitled to for placement agent commissions related to a bridge loan financing and a private placement. Additionally, the increase is attributable to advances provided to newly-hired registered representatives as part of the Company's recruiting efforts.

         Securities sold short amounted to $1,014,962 at March 31, 1999 as compared to $641,739 at December 31, 1998. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Payable to clearing broker amounted to $733,585 at March 31, 1999 as compared to $3,467,579 at December 31, 1998. This 78.8% decrease is a result of a reduction of inventory purchases on margin.

         Accrued compensation was $2,015,405 at March 31, 1999 as compared to $1,799,531 at December 31, 1998, a 12.0% increase attributable to increased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $629,088 at March 31, 1999 as compared to $585,084 at December 31, 1998, a 7.5% increase primarily attributable to general office expenses related to the operation of all offices due to an increase in the number of employees and the establishment of new branch offices. Additionally, the Company incurred recruiting fees in order to hire various support personnel.

         Deferred income taxes payable were $1,209,812 at March 31, 1999 as compared to $728,060 at December 31, 1998. This increase is reflective of the adjustment for deferred income taxes payable resulting from an increase in the value of certain securities positions in the Company's merchant banking portfolio and investment account.

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

Year 2000

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K issue is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year (e.g., "98" for "1998"). The Y2K issue affects the Company's information technology systems (i.e., computer systems, network elements and software applications) as well as other business systems that might have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's information technology and non-IT systems to fail or cause errors, which could lead to disruptions in operations or increased costs. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K issue due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. The Company has commenced a review of its internal systems and programs to determine the extent to which its information technology systems are Y2K compliant. The Company has commenced a review of whether its non-IT systems are Y2K compliant. Since much of the Company's internal information technology has been developed fairly recently, the Company does not anticipate that its internal information technology systems will face significant issues of non-compliance. The Company has completed an evaluation of its mission critical systems and remediation of certain systems will be necessary. It is expected that such remediation and testing of the systems will be completed by the second quarter of 1999. Based on current information, the Company believes it will spend approximately $100,000 to $150,000 in 1999 and expects to accrue approximately $50,000 to $100,000 for 2000, although there can be no assurance that such amounts will be sufficient due to unforeseen difficulties, to complete the review and address the Y2K issue with respect to its internal information technology systems and non-IT systems.

         However, even if the Company's internal systems are Y2K compliant, the Company remains at risk from Y2K failure caused by third parties. The Company has commenced to contact third parties with which it interacts to determine the state of their assessment and remediation of any Y2K issues they face. To date, the Company has not received sufficient information from such third parties to complete its assessment of their Y2K readiness. Some of the third parties with which the Company has significant interaction include, most significantly, its clearing broker, Correspondence Services Corporation ("CSC"), and vendors providing phone service, payroll services and banking services. In April 1999 CSC installed a new clearing system, which addressed the Y2K issue. If the Company's major third-party vendors do not confirm to the Company that they are Y2K compliant by the second quarter of 1999 or provide assurances of subsequent, but timely, compliance, the Company will determine whether it is necessary to retain the services of other third-party vendors who are Y2K compliant in order to prevent a disruption in the Company's business. The Company is currently developing a contingency plan for those areas where plans to achieve Y2K compliance fail.

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

PART II:          OTHER INFORMATION

ITEM 2:           CHANGES IN SECURITIES

         (c)      Recent Sales of Unregistered Securities

                  See Item 5, Market for Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities, contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998, which is hereby incorporated by reference thereto.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (3/31/99)


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



                                                   Kirlin Holding Corp.
                                                   --------------------
                                                   (Registrant)




Dated:   May 17, 1999                              By: /s/ Anthony J. Kirincic
                                                       ------------------------
                                                       Anthony J. Kirincic
                                                       President and Chief
                                                       Financial Officer

                                                   EXHIBIT INDEX

Exhibit
Number            Description
--------          -----------

27.1              Financial Data Schedule (3/31/99)