Form 10QSB
period 1999-06-30
KIRLIN HOLDING CORP
filed 1999-08-16
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



           Delaware                                      11-3229358
------------------------------                        ------------------
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


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 16, 1999, Issuer had outstanding 6,143,528 shares of Common Stock, par value $.0001 per share (which reflects a 2-for-1 stock split, accomplished by declaration of a 100% stock dividend payable on July 30, 1999 to all stockholders of record on July 14, 1999. The information in this Form 10-QSB does not give effect to this 2-for-1 stock split.)

PART I:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES



Consolidated Statements of Financial Condition


                                                                                         June 30,          December 31,
                                                                                           1999                1998
                                                                                      ----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                             $     1,044,908    $          85,092
Securities Owned, at market value:
   U.S. government and agency obligations                                                   1,212,935            2,261,874
   State and municipal obligations                                                          2,017,663            3,254,247
   Corporate bonds and other securities                                                    11,342,536            7,252,110
Receivable from clearing broker                                                             2,748,543
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $1,024,380 and $972,523 for
   June 30, 1999 and December 31, 1998, respectively                                          911,438              706,498
Other Assets                                                                                1,710,181            1,974,691
                                                                                      ----------------   ------------------

               Total assets                                                           $    20,988,204    $      15,534,512
                                                                                      ================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, not yet purchased, at market value                                $     1,528,522    $         641,739
   Payable to clearing broker                                                                                    3,467,579
   Accrued compensation                                                                     3,589,437            1,799,531
   Accounts payable, accrued expenses and taxes payable                                       746,431              585,084
   Deferred taxes payable                                                                   2,467,252              728,060
                                                                                      ----------------   ------------------

               Total liabilities                                                            8,331,642            7,221,993
                                                                                      ----------------   ------------------

Commitments

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 3,046,764 and 2,802,764 shares, respectively                         305                  280
   Additional paid-in capital                                                               7,544,975            6,354,187
   Retained earnings                                                                        5,111,282            1,958,052
                                                                                      ----------------   ------------------

               Total stockholders' equity                                                  12,656,562            8,312,519
                                                                                      ----------------   ------------------

               Total liabilities and stockholders'  equity                            $    20,988,204    $      15,534,512
                                                                                      ================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Income


                                                                 Three-Months Ended               Six-Months Ended
                                                                      June 30,                        June 30,
                                                           -------------------------------  ------------------------------
                                                                1999            1998             1999           1998
                                                           ---------------  -------------   --------------- --------------
                                                                    (Unaudited)                      (Unaudited)
Revenues:
    Principal transactions, net                            $    6,124,358   $   2,422,349  $    10,410,629  $   5,406,760
    Commissions                                                 3,120,341       1,427,335        5,674,556      2,903,275
    Merchant Banking                                            1,429,379       (248,657)        1,257,211        268,765
    Investment Banking                                            509,808         421,875          935,058        421,875
    Other income                                                  265,772         304,857          401,147        415,594
                                                           ---------------  -------------- ---------------- --------------

                                                               11,449,658       4,327,759       18,678,601      9,416,269
                                                           ---------------  -------------- ---------------- --------------
Expenses:
    Employee compensation and benefits                          5,879,831       2,394,629        9,871,672      5,593,081
    Promotion and advertising                                     198,952         230,793          471,974        305,526
    Clearance and execution charges                               274,152         189,870          596,431        395,484
    Occupancy and communications                                  791,483         460,838        1,459,901        840,330
    Professional fees                                             249,907         185,702          476,847        284,074
    Interest                                                       27,827         104,669           80,929        190,069
    Other                                                         212,838         199,579          444,558        339,818
                                                           ---------------  -------------- ---------------- --------------

                                                                7,634,990       3,766,080       13,402,312      7,948,382
                                                           ---------------  -------------- ---------------- --------------

          Income before provision for income taxes              3,814,668         561,679        5,276,289      1,467,887

Income tax provision (Note 3)                                   1,656,877         250,184        2,123,059        656,464
                                                           ---------------  -------------- ---------------- --------------

          Net income                                       $    2,157,791   $     311,495  $     3,153,230  $     811,423
                                                           ===============  ============== ================ ==============

Basic earnings per common share (Note 4)                   $         0.74   $        0.11   $         1.03  $        0.29
                                                           ===============  ============== ================ ==============

Diluted earnings per common share (Note 4)                 $         0.72   $        0.11   $         1.02  $        0.29
                                                           ===============  ============== ================ ==============

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 1999
(Unaudited)

                                    Common Stock             Additional
                             ----------------------------     Paid-in         Retained
                                Shares       Par Value        Capital         Earnings        Total
                             -------------  -------------   -------------   -------------  -------------
Stockholders' equity,
  January 1, 1999               2,802,764   $        280   $   6,354,187    $  1,958,052   $  8,312,519

Stock issuance                    244,000             25       1,190,788                      1,190,813

Net income                                                                     3,153,230      3,153,230
                             -------------  -------------  --------------   -------------  -------------

Stockholders' equity,
  June 30, 1999                 3,046,764   $        305   $   7,544,975    $  5,111,282   $ 12,656,562
                             =============  =============  ==============   =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                          1999                 1998
                                                                                    ------------------   -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $     3,153,230      $      811,423
                                                                                    ------------------   -----------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                       51,857             135,185
         Deferred income taxes                                                            1,739,192             425,196
         Noncash compensation                                                               440,813
         (Increase) in securities owned, at market value                                (1,804,903)           (253,984)
         (Increase) in receivable from clearing broker                                  (2,748,543)
         Decrease in other assets                                                           264,510              67,775
         Increase (decrease) in securities sold, not yet
             purchased, at market value                                                     886,783            (65,363)
         (Decrease) in payable to clearing broker                                       (3,467,579)           (592,691)
         Increase (decrease) in accrued compensation                                      1,789,906         (1,289,143)
         Increase in accounts payable, accrued expenses
           and taxes payable                                                                161,347             113,689
                                                                                    ------------------   -----------------

               Total adjustments                                                        (2,686,617)         (1,459,336)
                                                                                    ------------------   -----------------

               Net cash provided by (used in) operating activities                          466,613           (647,913)
                                                                                    ------------------   -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                             (256,797)            (33,816)
                                                                                    ------------------   -----------------

               Net cash used in investing activities                                      (256,797)            (33,816)
                                                                                    ------------------   -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                 750,000             484,687
                                                                                    ------------------   -----------------

               Net cash provided by financing activities                                    750,000             484,687
                                                                                    ------------------   -----------------

Net increase (decrease) in cash and cash equivalents                                        959,816           (197,042)

Cash and cash equivalents, beginning of period                                               85,092             316,219
                                                                                    ------------------   -----------------

               Cash and cash equivalents, end of period                             $     1,044,908      $      119,177
                                                                                    ==================   =================

Supplemental information:
   Interest paid                                                                    $        80,929      $      190,069
   Income taxes paid                                                                $        60,298      $       43,899

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.       Organization and Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin") and Greenleaf Management Corp., and its 80.1% owned subsidiary, VentureHighway.com Inc. ("VentureHighway") (collectively the "Company"). The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Primarily all activity of the Company has been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

         On June 1, 1999, the Company's Board of Directors authorized the sale and issuance of 150,000 shares of common stock at a price of $5.00 per share to Individual Investor Group, Inc. ("INDI"), which became effective on June 2, 1999. The Company also agreed that INDI would acquire 19.9% of VentureHighway for approximately $3.2 million of advertising. Following this action, the Company had 3,021,764 shares of Common Stock outstanding.

         On June 4, 1999, the Company's Board of Directors authorized the issuance of 25,000 shares of common stock (valued at the closing price on June 3, 1999) to employees of the Company. Following this action, the Company had 3,046,764 shares of Common Stock outstanding.

         On June 29, 1999, the Company's Board of Directors declared a 2-for-1 stock split accomplished by declaration of a 100% stock dividend payable on July 30, 1999, to all stockholders of record on July 14, 1999. The share amounts contained in this report have not been adjusted to reflect the stock split.

KIRLIN HOLDING CORP. and SUBSIDIARIES

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

4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                    Income             Shares         Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                                 --------------     --------------    -----------
                      Three months ended June 30, 1999:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  2,157,791          2,928,633      $    0.74

                                   Effect of Dilutive
                                     Securities - options                                  57,460
                                                                 -------------      --------------    -----------
                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  2,157,791          2,986,093      $    0.72
                                                                 =============      ==============    ===========
                      Three months ended June 30, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $    311,495          2,802,764      $    0.11

                                   Effect of Dilutive
                                     Securities - options                                  46,654
                                                                 -------------      --------------    -----------
                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $    311,495          2,849,418      $    0.11
                                                                 =============      ==============    ===========

                                                                               7

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


                                                                    Income             Shares         Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                                 --------------     --------------    -----------
                      Six months ended June 30, 1999:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  3,153,230          3,055,204      $    1.03

                                   Effect of Dilutive
                                     Securities - options                                  49,754
                                                                 --------------     --------------    -----------
                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  3,153,230          3,104,958      $    1.02
                                                                 ==============     ==============    ===========
                      Six months ended June 30, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $    811,423          2,800,940      $    0.29

                                   Effect of Dilutive
                                     Securities - options                                  45,957
                                                                 --------------     --------------    -----------
                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $    811,423          2,846,897      $    0.29
                                                                 ==============     ==============    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Result of Operations") of Part I hereof and elsewhere in this Report, in Item 1 (entitled "Business") of Part I and Item 6 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and in the section entitled "Risk Factors" of the Company's Prospectus, dated August 13, 1999, filed with the Securities and Exchange Commission. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Results of Operations

         Principal transactions, net for the three and six-month periods ended June 30, 1999 increased 152.8% and 92.5%, respectively, to $6,124,358 and $10,410,629 from the comparable periods in 1998. The increase is primarily attributable to an increase in equity business generated by additional registered representatives and appreciation in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities.

         Commissions for the three and six-month periods ended June 30, 1999 increased 118.6% and 95.5%, respectively, to $3,120,341 and $5,674,556 from the comparable periods in 1998. The increase is primarily attributable to the Company's increased business in equity securities and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities as well as the addition of registered representatives.

         Merchant banking for the three and six-month periods ended June 30, 1999 increased 674.8% and 367.8%, respectively, to $1,429,379 and $1,257,211 from the comparable periods in 1998 primarily as a result of appreciation in the value of investments owned by the Company.

         Investment banking for the three and six-month periods ended June 30, 1999 increased 20.8% and 121.6%, respectively, to $509,808 and $935,058 from the comparable periods in 1998. The increase is primarily attributable to investment banking fees the Company generated from acting as placement agent related to a bridge loan financing and a private placement.

         Other income for the three and six-month periods ended June 30, 1999 decreased 12.8% and 3.5%, respectively, to $265,772 and $401,147 from the comparable periods in 1998. The decrease is primarily attributable to the settlement of a lawsuit brought by the Company against a former registered representative in the prior year.

         Employee compensation and benefits for the three and six-month periods ended June 30, 1999 increased 145.5% and 76.5%, respectively, to $5,879,831 and $9,871,672 from the comparable periods in 1998. The increase is primarily attributable to the increase in the Company's revenue since employee compensation to the Company's traders and registered representatives is directly related to certain components of revenue.

         Promotion and advertising for the three and six-month periods ended June 30, 1999 decreased 13.8% and increased 54.4%, respectively, to $198,952 and $471,974 from the comparable periods in 1998 primarily as a result of the Company's planned decrease in advertising expenditures during the past quarter.

         Clearance and execution charges for the three and six-month periods ended June 30, 1999 increased 44.4% and 50.8%, respectively, to $274,152 and $596,431 from the comparable periods in 1998 as a result of higher ticket volume.

         Occupancy and communications costs for the three and six-month periods ended June 30, 1999 increased 71.7% and 73.7%, respectively, to $791,483 and $1,459,901 from the comparable periods in 1998. This increase is a result of the establishment and operations of additional branch offices.

         Professional fees for the three and six-month periods ended June 30, 1999 increased 34.6% and 67.9%, respectively, to $249,907 and $476,847 from the comparable periods in 1998 primarily as a result of computer consultation related to the establishment of branch offices and addressing the Y2K issue and legal consultation related to new business ventures and lawsuits initiated by the Company.

         Interest expense for the three and six-month periods ended June 30, 1999 decreased 73.4% and 57.4%, respectively, to $27,827 and $80,929 from the comparable periods in 1998 as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and six-month periods ended June 30, 1999 increased 6.6% and 30.8%, respectively, to $212,838 and $444,558 from the comparable periods in 1998 as a result of the settlement of a customer arbitration and an increase in regulatory fees and general office expenses related to the increase in registered representatives.

         Income tax provision for the three and six-month periods ended June 30, 1999 were $1,656,877 and $2,123,059, respectively. For the three and six-month periods ended June 30, 1999, the Company utilized a net operating loss carry-forward from the prior year to reduce the income tax provision.

         Net income of $2,170,308 and $3,165,747, respectively, for the three and six-month periods ended June 30, 1999 compares to net income of $311,495 and $811,423 for the three and six-month periods ended June 30, 1998. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.


Liquidity and Capital Resources

         Securities owned, at market value, at June 30, 1999 were $14,573,134 as compared to $12,768,231 at December 31, 1998. This 14.1% increase is primarily attributable to increases in securities held in inventory for resale to the Company's customers and increases in the value of positions held in relation to the Company's merchant banking activities. Approximately 40% of the Company's assets at June 30, 1999 were comprised of cash and highly liquid securities.

         Receivable from clearing broker amounted to $2,748,543 at June 30, 1999 as compared to a payable to clearing broker of $3,467,579 at December 31, 1998. This shift results primarily from reduced inventory purchased on margin and increased positions in securities sold short at June 30, 1999.

         Furniture, fixtures and leasehold improvements, net, at June 30, 1999, increased to $911,438 as compared to $706,498 at December 31, 1998. This 29.0% increase primarily results from the purchase of additional computer hardware, furniture, and leasehold improvements in connection with the Company's new branch offices and conversion of the Company's operational and quotation system.

         Other assets decreased to $1,710,181 at June 30, 1999, from $1,974,691 at December 31, 1998, a 13.4% decrease. This decrease is primarily attributable to current taxes receivable, which arose due to the utilization of a net operating loss carry-forward from the prior year.

         Securities sold short amounted to $1,528,522 at June 30, 1999 as compared to $641,739 at December 31, 1998. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $3,589,437 at June 30, 1999 as compared to $1,799,531 at December 31, 1998, a 99.5% increase attributable to increased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $746,431 at June 30, 1999 as compared to $585,084 at December 31, 1998, a 27.6% increase primarily attributable to general office expenses related to the operation of all offices due to an increase in the number of employees and the establishment of new branch offices. Additionally, the Company incurred recruiting fees in order to hire various support personnel.

         Deferred income taxes payable were $2,467,252 at June 30, 1999 as compared to $728,060 at December 31, 1998. This increase is reflective of the adjustment for deferred income taxes payable resulting from an increase in the value of certain securities positions in the Company's merchant banking portfolio and investment account.

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

Year 2000

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K issue is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year (e.g., "98" for "1998"). The Y2K issue affects the Company's information technology systems (i.e., computer systems, network elements and software applications) as well as other business systems that might have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's information technology and non-IT systems to fail or cause errors, which could lead to disruptions in operations or increased costs. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K issue due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. The Company has commenced a review of its internal systems and programs to determine the extent to which its information technology systems are Y2K compliant. The Company has commenced a review of whether its non-IT systems are Y2K compliant. Since much of the Company's internal information technology has been developed fairly recently, the Company does not anticipate that its internal information technology systems will face significant issues of non-compliance. The Company has completed an evaluation of its mission critical systems and remediation of certain systems will be necessary. Remediation of the systems is still in the process of being completed. Based on current information, the Company believes it will spend approximately $100,000 to $150,000 in 1999 and expects to accrue approximately $50,000 to $100,000 for 2000, although there can be no assurance that such amounts will be sufficient due to unforeseen difficulties, to complete the review and address the Y2K issue with respect to its internal information technology systems and non-IT systems.

         However, even if the Company's internal systems are Y2K compliant, the Company remains at risk from Y2K failure caused by third parties. The Company has commenced to contact third parties with which it interacts to determine the state of their assessment and remediation of any Y2K issues they face. To date, the Company has not received sufficient information from such third parties to complete its assessment of their Y2K readiness. Some of the third parties with which the Company has significant interaction include, most significantly, its clearing broker, Correspondence Services Corporation ("CSC"), and vendors providing phone service, payroll services and banking services. In April 1999 CSC installed a new clearing system, which addressed the Y2K issue. The Company's major third-party vendor has communicated that it has completed its internal testing, including a fully integrated system test of all its core processing applications and that they will continue to conduct additional tests throughout the remainder of 1999. The Company will continue to assess whether it is necessary to retain the services of other third-party vendors who are Y2K compliant in order to prevent a disruption in the Company's business. The Company has developed a contingency plan for those areas where plans to achieve Y2K compliance fail.

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

PART II: OTHER INFORMATION

ITEM 2:  SALES OF UNREGISTERED SECURITIES

                                                   Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of                         Price Afforded to         Exemption from        Exercise or
Date of Sale      Security         Number Sold     Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------
     6/1/99       Options to           5,000       Options granted under             4(2)          1/3 exercisable
                  purchase                         1996 Stock Plan; no                             6/1/02, 6/1/03,
                  Common Stock                     cash consideration                              6/1/04 at an
                                                   received by Company                             exercise price of
                                                   until exercise                                  $5.9375 per share
                                                                                                   and which all expire
                                                                                                   6/1/09

     6/2/99       Common Stock        150,000              $750,000                  4(2)                   N/A

     6/4/99       Common Stock         25,000      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         The Company held its Annual Meeting of Stockholders on June 4, 1999. At the meeting the directors nominated for re-election, David O. Lindner and Edward
J. Casey, were each re-elected for three-year terms with 2,618,986 shares voted in favor of their re-election and 24,810 shares for which authority to vote was withheld.

ITEM 5:  OTHER INFORMATION

         On June 29, 1999, the Board of Directors of the Company declared a two for one stock split of the Company's common stock, which was paid as a 100% stock dividend on July 30, 1999 to stockholders of record on July 14, 1999. The Company issued an additional 3,046,764 shares of its common stock in connection with the stock split.

         On July 8, 1999, Harold Paul was elected to the Board of Directors as a Class II director to fill a vacancy created by the resignation of Edmund McCormick on April 23, 1999. Mr. Paul's term will expire on the date of the Company's annual meeting to be held in 2000.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.10 Stock Option Agreement, dated as of July 8, 1999, between the Company and Harold Paul

                  27     Financial Data Schedule (6/30/99)

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated June 2, 1999, and filed with the Commission on June 16, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Kirlin Holding Corp.
                                               --------------------------
                                               (Registrant)




Dated:   August 16, 1999                        By: /s/ Anthony J. Kirincic
                                                    ------------------------
                                                    Anthony J. Kirincic
                                                    President and Chief
                                                    Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number       Description
--------     -----------

10.10 Stock Option Agreement, dated as of July 8, 1999, between the Company and Harold Paul

27           Financial Data Schedule (6/30/99)