Form 10QSB
period 1999-09-30
KIRLIN HOLDING CORP
filed 1999-11-12
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities and
-----    Exchange Act of 1934

For the quarterly period ended September 30, 1999


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________


Commission File number 0-25336


                              KIRLIN HOLDING CORP.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



          Delaware                                      11-3229358
 ------------------------------                       ---------------
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

             ------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____ .


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 8, 1999, Issuer had outstanding 6,243,928 shares of Common Stock, par value $.0001 per share.

PART I:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                                        September 30,        December 31,
                                                                                            1999                 1998
                                                                                      ------------------   ------------------
                                                                                         (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                             $       1,562,949    $          85,092
Securities Owned, at market value:
   U.S. government and agency obligations                                                     1,183,711            2,261,874
   State and municipal obligations                                                            1,178,726            3,254,247
   Corporate bonds and other securities                                                      11,353,276            7,252,110
Receivable from clearing broker                                                               2,514,507
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $1,124,104 and $972,523 for
   September 30, 1999 and December 31, 1998, respectively                                       979,784              706,498
Other Assets                                                                                  2,822,351            1,974,691
                                                                                      ------------------   ------------------

               Total assets                                                           $      21,595,304    $      15,534,512
                                                                                      ==================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, not yet purchased, at market value                                $       1,134,619    $         641,739
   Payable to clearing broker                                                                                      3,467,579
   Accrued compensation                                                                       2,226,193            1,799,531
   Accounts payable, accrued expenses and taxes payable                                       1,207,604              585,084
   Deferred taxes payable                                                                     2,975,632              728,060
                                                                                      ------------------   ------------------

               Total liabilities                                                              7,544,048            7,221,993
                                                                                      ------------------   ------------------

Commitments

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 6,154,528 and 5,605,528 shares, respectively                           615                  280
   Additional paid-in capital                                                                 7,912,790            6,354,187
   Retained earnings                                                                          6,137,851            1,958,052
                                                                                      ------------------   ------------------

               Total stockholders' equity                                                    14,051,256            8,312,519
                                                                                      ------------------   ------------------

               Total liabilities and stockholders'  equity                            $      21,595,304    $      15,534,512
                                                                                      ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Income

                                                                 Three-Months Ended                 Nine-Months Ended
                                                                    September 30,                     September 30,
                                                           --------------------------------   -------------------------------
                                                                1999             1998              1999            1998
                                                           ---------------  ---------------   --------------- ---------------
                                                                     (Unaudited)                       (Unaudited)
Revenues:
    Principal transactions, net                            $    4,333,576   $      336,027   $    14,744,205  $    5,742,787
    Commissions                                                 2,374,347        1,364,755         8,048,903       4,268,030
    Merchant Banking                                              461,925        (452,410)         1,719,136       (183,645)
    Investment Banking                                            109,375                          1,044,433         421,875
    Other income                                                  252,429          542,990           653,576         958,584
                                                           ---------------  ---------------  ---------------- ---------------

                                                                7,531,652        1,791,362        26,210,253      11,207,631
                                                           ---------------  ---------------  ---------------- ---------------
Expenses:
    Employee compensation and benefits                          3,432,410        1,764,074        13,304,082       7,357,155
    Promotion and advertising                                     195,039          158,851           667,013         464,377
    Clearance and execution charges                               239,251          173,442           835,682         568,926
    Occupancy and communications                                  803,081          453,155         2,262,982       1,293,485
    Professional fees                                             261,915          189,603           738,762         473,677
    Interest                                                       22,567          102,093           103,496         292,162
    Other                                                         473,521           78,528           918,079         418,346
                                                           ---------------  ---------------  ---------------- ---------------

                                                                5,427,784        2,919,746        18,830,096      10,868,128
                                                           ---------------  ---------------  ---------------- ---------------

        Income (loss) before provision (benefit) for
            income taxes                                        2,103,868      (1,128,384)         7,380,157         339,503

Income tax provision (benefit) (Note 3)                         1,077,299        (504,843)         3,200,358         151,621
                                                           ---------------  ---------------  ---------------- ---------------

          Net income (loss)                                $    1,026,569   $    (623,541)   $     4,179,799  $      187,882
                                                           ===============  ===============  ================ ===============

Basic earnings (loss) per common share (Note 4)            $         0.17   $       (0.11)    $         0.71  $         0.03
                                                           ===============  ===============  ================ ===============

Diluted earnings (loss) per common share (Note 4)          $         0.16   $       (0.11)    $         0.69  $         0.03
                                                           ===============  ===============  ================ ===============

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 1999
(Unaudited)

                                    Common Stock             Additional
                             ----------------------------     Paid-in         Retained
                                Shares       Par Value        Capital         Earnings        Total
                             -------------  -------------   -------------   -------------  -------------
Stockholders' equity,
  January 1, 1999               2,802,764   $        280   $   6,354,187    $  1,958,052   $  8,312,519

Stock issuance                    280,000             28       1,558,910                      1,558,938

2-for-1 stock dividend          3,071,764            307           (307)

Net income                                                                     4,179,799      4,179,799
                             -------------  -------------  --------------   -------------  -------------

Stockholders' equity,
  September 30, 1999            6,154,528   $        615   $   7,912,790    $  6,137,851   $ 14,051,256
                             =============  =============  ==============   =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                           1999                1998
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash Flows from operating activities:
   Net income                                                                       $      4,179,799     $      187,882
                                                                                    -------------------  -----------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                       151,581            184,771
         Deferred income taxes                                                             2,247,572            (9,165)
         Noncash compensation                                                                781,438
         (Increase) decrease in securities owned, at market value                          (947,482)          1,714,207
         (Increase) in receivable from clearing broker                                   (2,514,507)
         (Increase) in other assets                                                        (847,660)          (292,431)
         Increase in securities sold, not yet purchased at market value                      492,880            574,919
         (Decrease) in payable to clearing broker                                        (3,467,579)        (1,337,810)
         Increase (decrease) in accrued compensation                                         426,662        (1,697,202)
         Increase in accounts payable, accrued expenses
           and taxes payable                                                                 622,520             89,441
                                                                                    -------------------  -----------------

               Total adjustments                                                         (3,054,575)          (773,270)
                                                                                    -------------------  -----------------

               Net cash provided by (used in) operating activities                         1,125,224          (585,388)
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                              (424,867)           (44,825)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                       (424,867)           (44,825)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                  777,500            484,687
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                     777,500            484,687
                                                                                    -------------------  -----------------

Net increase (decrease) in cash and cash equivalents                                       1,477,857          (145,526)

Cash and cash equivalents, beginning of period                                                85,092            316,219
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $      1,562,949     $      170,693
                                                                                    ===================  =================

Supplemental information:
   Interest paid                                                                    $         92,548     $      292,162
   Income taxes paid                                                                $         69,554     $       47,205

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.       Organization and Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin") and Greenleaf Management Corp., and its majority owned subsidiary, VentureHighway.com Inc. ("VentureHighway") (collectively the "Company"). The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Primarily all activity of the Company has been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         Certain amounts included in the 1998 financial statements have been reclassified, where appropriate, to conform with the 1999 presentation.


2.       Stockholders' Equity

         On January 11, 1999, the Company's Board of Directors authorized the issuance of 138,000 shares of common stock (valued at the closing price on January 8, 1999) to employees of the Company in connection with their bonuses related to the year ended December 31, 1998. Following this action, the Company had 5,743,528 shares of Common Stock outstanding.

         On June 1, 1999, the Company's Board of Directors authorized the sale and issuance of 300,000 shares of common stock at a price of $2.50 per share to Individual Investor Group, Inc. ("INDI"), which became effective on June 2, 1999. The Company also agreed that INDI would acquire 19.9% of VentureHighway for approximately $3.2 million of advertising. Following this action, the Company had 6,043,528 shares of Common Stock outstanding.

         On June 4, 1999, the Company's Board of Directors authorized the issuance of 50,000 shares of common stock (valued at the closing price on June 3, 1999) to employees of the Company. Following this action, the Company had 6,093,528 shares of Common Stock outstanding.

         On June 29, 1999, the Company's Board of Directors declared a 2-for-1 stock split accomplished by declaration of a 100% stock dividend payable on July 30, 1999, to all stockholders of record on July 14, 1999. The share amounts contained in this report have been adjusted to reflect the stock split.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

         On July 8, 1999, the Company's Board of Directors authorized the issuance of 50,000 shares of common stock (valued at the closing price on July 7, 1999) to an employee of the Company. Following this action, the Company had 6,143,528 shares of Common Stock outstanding.

         On August 3, 1999, an employee exercised stock options, which authorized the issuance of 11,000 shares of common stock. Following this action, the Company had 6,154,528 shares of Common Stock outstanding.

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

4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                    Income             Shares         Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                                 --------------     --------------    -----------
                      Three months ended September 30, 1999:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  1,026,569          6,146,778      $    0.17

                                   Effect of Dilutive
                                     Securities - options                                 321,151
                                                                 -------------      --------------    ----------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  1,026,569          6,467,929      $    0.16
                                                                 =============      ==============    ==========

                      Three months ended September 30, 1998:

                               Basic EPS:

                                   Income (loss) available to
                                     common stockholders          $  (623,541)          5,605,528      $  (0.11)

                                   Effect of Dilutive
                                     Securities - options
                                                                 -------------      --------------    ----------

                               Diluted EPS:

                                   Income (loss) available to
                                     common stockholders and
                                     assumed Exercise             $  (623,541)          5,605,528      $  (0.11)
                                                                 =============      ==============    ==========

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

                                                                    Income             Shares         Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                                 --------------     --------------    -----------
                      Nine months ended September 30, 1999:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $  4,179,799          5,912,279      $    0.71

                                   Effect of Dilutive
                                     Securities - options                                 181,896
                                                                 -------------      --------------    ----------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $  4,179,799          6,094,175      $    0.69
                                                                 =============      ==============    ==========

                      Nine months ended September 30, 1998:

                               Basic EPS:

                                   Income available to
                                     common stockholders          $    187,882          5,603,111      $    0.03

                                   Effect of Dilutive
                                     Securities - options                                  61,275
                                                                 -------------      --------------    ----------

                               Diluted EPS:

                                   Income available to common
                                     stockholders and assumed
                                     exercise                     $    187,882          5,664,386      $    0.03
                                                                 =============      ==============    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I hereof and elsewhere in this report, in Item 1 (entitled "Business") of Part I and Item 6 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and in the section entitled "Risk Factors" of the Company's Prospectus, dated August 13, 1999, filed with the Securities and Exchange Commission. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Results of Operations

         Principal transactions, net for the three and nine-month periods ended September 30, 1999 increased 1,189.7% and 156.7%, respectively, to $4,333,576 and $14,744,205 from the comparable periods in 1998. The increase is primarily attributable to an increase in equity business generated by additional registered representatives and appreciation in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities.

         Commissions for the three and nine-month periods ended September 30, 1999 increased 74.0% and 88.6%, respectively, to $2,374,347 and $8,048,903 from the comparable periods in 1998. The increase is primarily attributable to the Company's increased business in equity securities and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities as well as the addition of registered representatives.

         Merchant banking for the three and nine-month periods ended September 30, 1999 increased 202.1% and 1,036.1%, respectively, to $461,925 and $1,719,136 from the comparable periods in 1998 primarily as a result of appreciation in the value and realization of certain gains on investments owned by the Company.

         Investment banking for the three and nine-month periods ended September 30, 1999 increased 100.0% and 147.6%, respectively, to $109,375 and $1,044,433 from the comparable periods in 1998. The increase is primarily attributable to investment banking fees the Company generated from acting as placement agent related to a bridge loan financing and private placements.

         Other income for the three and nine-month periods ended September 30, 1999 decreased 53.5% and 31.8%, respectively, to $252,429 and $653,576 from the comparable periods in 1998. The decrease is primarily attributable to the settlement of lawsuits brought by the Company in the prior year.

         Employee compensation and benefits for the three and nine-month periods ended September 30, 1999 increased 94.6% and 80.8%, respectively, to $3,432,410 and $13,304,082 from the comparable periods in 1998. Since employee compensation to the Company's traders and registered representatives is directly related to revenue, a portion of employee compensation follows the change in the Company's revenues. The increase in employee compensation is not directly proportionate with the increase in revenues because a portion of the revenue increase is related to an increase in value of the Company's investment account, which has no relationship to employee compensation. In addition, during the past year the Company has increased its roster of salaried personnel.

         Promotion and advertising for the three and nine-month periods ended September 30, 1999 increased 22.8% and 43.6%, respectively, to $195,039 and $667,013 from the comparable periods in 1998 primarily as a result of the Company's planned increase in advertising expenditures and expenses.

         Clearance and execution charges for the three and nine-month periods ended September 30, 1999 increased 37.9% and 46.9%, respectively, to $239,251 and $835,682 from the comparable periods in 1998 as a result of higher ticket volume.

         Occupancy and communications costs for the three and nine-month periods ended September 30, 1999 increased 77.2% and 75.0%, respectively, to $803,081 and $2,262,982 from the comparable periods in 1998. This increase is a result of the establishment and operations of additional branch offices.

         Professional fees for the three and nine-month periods ended September 30, 1999 increased 38.1% and 56.0%, respectively, to $261,915 and $738,762 from the comparable periods in 1998 primarily as a result of computer consultation related to the establishment of branch offices and addressing the Y2K issue and legal consultation related to new business ventures and lawsuits initiated by the Company.

         Interest expense for the three and nine-month periods ended September 30, 1999 decreased 77.9% and 64.6%, respectively, to $22,567 and $103,496 from the comparable periods in 1998 as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and nine-month periods ended September 30, 1999 increased 503.0% and 119.5%, respectively, to $473,521 and $918,079 from the comparable periods in 1998 as a result of the settlement of customer arbitrations, expenses related to syndicate liabilities and the continuous improvement and maintenance of the Company's websites.

         Income tax provision for the three and nine-month periods ended September 30, 1999 were $1,077,299 and $3,200,358, respectively. For the three and nine-month periods ended September 30, 1999, the Company utilized a net operating loss carry-forward from the prior year to reduce the income tax provision.

         Net income of $1,026,569 and $4,179,799, respectively, for the three and nine-month periods ended September 30, 1999 compares to net (loss) income of $(623,541) and $187,882 for the three and nine-month periods ended September 30, 1998. This resulted primarily from the increase in revenues offset by increases in expenses as discussed above.


Liquidity and Capital Resources

         Securities owned, at market value, at September 30, 1999 were $13,715,713 as compared to $12,768,231 at December 31, 1998. This 7.4% increase is primarily attributable to increases in the value of positions held in relation to the Company's merchant banking and investment banking activities. Approximately 41% of the Company's assets at September 30, 1999 were comprised of cash and highly liquid securities.

         Receivable from clearing broker amounted to $2,514,507 at September 30, 1999 as compared to a payable to clearing broker of $3,467,579 at December 31, 1998. This shift results primarily from reduced inventory purchased on margin and increased positions in securities sold short at September 30, 1999.

         Furniture, fixtures and leasehold improvements, net, at September 30, 1999, increased to $979,784 as compared to $706,498 at December 31, 1998. This 38.7% increase primarily results from the purchase of additional computer hardware, furniture, and leasehold improvements in connection with the Company's new branch offices and conversion of the Company's operational and quotation system.

         Other assets increased to $2,822,351 at September 30, 1999, from $1,974,691 at December 31, 1998, a 42.9% increase. This increase is primarily attributable to the prepaid expense related to the issuance of restricted stock to various employees, which will be amortized over the respective vesting periods, receivable the Company is entitled to for placement agent commissions related to a private placement, receivable of an insurance settlement related to a customer arbitration, and a rent security deposit in connection with a new branch office.

         Securities sold short amounted to $1,134,619 at September 30, 1999 as compared to $641,739 at December 31, 1998. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $2,226,193 at September 30, 1999 as compared to $1,799,531 at December 31, 1998, a 23.7% increase attributable to increased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $1,207,604 at September 30, 1999 as compared to $585,084 at December 31, 1998, a 106.4% increase primarily attributable to current taxes payable reflective of the adjustment for the current period's earnings.

         Deferred income taxes payable were $2,975,632 at September 30, 1999 as compared to $728,060 at December 31, 1998. This increase is reflective of the adjustment for deferred income taxes payable resulting from an increase in the value of certain securities positions in the Company's merchant banking portfolio and investment account.

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

Year 2000

         The Company has been evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K issue is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year (e.g., "98" for "1998"). The Y2K issue affects the Company's information technology systems (i.e., computer systems, network elements and software applications) as well as other business systems that might have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's information technology and non-IT systems to fail or cause errors, which could lead to disruptions in operations or increased costs. The Company, similar to most securities institutions, is significantly subject to the potential impact of the Y2K issue due to the nature of the industry. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company interfaces either electronically or operationally. The Company has completed its review of its internal systems and programs to determine the extent to which its information technology systems are Y2K compliant. The Company has completed its review of whether its non-IT systems are Y2K compliant. Since much of the Company's internal information technology has been developed fairly recently, the Company found that its internal information technology systems did not face significant issues of non-compliance. The Company has completed the evaluation of its mission critical systems and the completion of the remediation of certain systems will make them Y2K compliant by the end of the year. Based on current information, the Company believes it will spend approximately $100,000 to $150,000 in 1999 and expects to accrue approximately $50,000 to $100,000 for 2000, although there can be no assurance that such amounts will be sufficient due to unforeseen difficulties, to complete the review and address the Y2K issue with respect to its internal information technology systems and non-IT systems.

         However, even if the Company's internal systems are Y2K compliant, the Company remains at risk from Y2K failure caused by third parties. The Company has commenced to contact third parties with which it interacts to determine the state of their assessment and remediation of any Y2K issues they face. To date, the Company has received sufficient information from such third parties to complete its assessment of their Y2K readiness. Some of the third parties with which the Company has significant interaction include, most significantly, its clearing broker, Correspondence Services Corporation ("CSC"), and vendors providing phone service, payroll services and banking services. In April 1999 CSC installed a new clearing system, which addressed the Y2K issue. The Company's major third-party vendor has communicated that it has completed its internal testing, including a fully integrated system test of all its core processing applications and that they will continue to conduct additional tests throughout the remainder of 1999. The Company will continue to assess whether it is necessary to retain the services of other third-party vendors who are Y2K compliant in order to prevent a disruption in the Company's business. The Company has developed a contingency plan for those areas where plans to achieve Y2K compliance fail.

         The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. Although the Company expects that its mission critical systems will be compliant, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's or a third-party vendor's significant systems being non-compliant. Such an event could result in a material disruption to the Company's operations, which would adversely affect the Company's results of operations, liquidity and financial condition.

PART II: OTHER INFORMATION

ITEM 2: SALES OF UNREGISTERED SECURITIES

                                                  Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of                         Price Afforded to         Exemption from        Exercise or
Date of Sale      Security         Number Sold     Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------
     7/8/99       Common Stock         50,000      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company

     8/3/99       Common Stock         11,000      $27,500 cash                      4(2)                   N/A
                                                   consideration received
                                                   by the Company upon
                                                   exercise of employee
                                                   stock option



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (9/30/99)

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



                                        Kirlin Holding Corp.
                                        --------------------
                                        (Registrant)




Dated:   November 12, 1999             By:   /s/ Anthony J. Kirincic
                                          ---------------------------
                                           Anthony J. Kirincic
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
--------          -----------

27.               Financial Data Schedule (9/30/99)