Form 10KSB40
period 1999-12-31
KIRLIN HOLDING CORP
filed 2000-04-14
CIK 930797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1999
                                --------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to  __________________

Commission file number 0-25336
                       -------

                              KIRLIN HOLDING CORP.
                            -------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    11-3229358
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 6901 Jericho Turnpike, Syosset, New York                      11791
------------------------------------------                  -----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:   (800) 899-9400
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No  ___

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

     State issuer's revenues for its most recent fiscal year: $42,673,096.

     As of April 7, 2000, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the Nasdaq National Market) held by non-affiliates of the issuer was $41,424,619.50. At April 7, 2000, 12,559,392 shares of issuer's Common Stock were outstanding.

                                     PART I

ITEM 1. BUSINESS.

General

     Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment and merchant banking, money management and e-commerce activities through its operating subsidiaries, Kirlin Securities, Inc., Greenleaf Management Corp. and VentureHighway.com Inc. (majority-owned).

     Subsequent to December 31, 1999, the Company acquired two additional brokerage firms, First Long Island Securities, Inc. and Princeton Securities Corporation, which are discussed below in "Recent Acquisitions."

     Kirlin Securities, Inc.

     Kirlin commenced operations in 1988 and is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. Kirlin is a full service retail-oriented brokerage firm, specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed assets portfolio program to manage the financial assets of its clients. At March 1, 2000, Kirlin maintained over 16,000 customer accounts, which held over $1 billion in assets. Kirlin is licensed to conduct activities as a broker-dealer in the District of Columbia and in 47 states, and operates primarily from its headquarters in Syosset, New York, as well as five branch offices located in California, New Jersey and New York.

     Greenleaf Management Corp.

     Greenleaf Management is the manager of Greenleaf Capital Partners II, LLC, a private investment fund capitalized in June 1999 to invest in one or more selected companies and take advantage of investment opportunities that may arise.

     VentureHighway.com Inc.

     VentureHighway commenced operations in June 1999 and is a majority-owned subsidiary of the Company. VentureHighway owns and operates www.venturehighway.com, an Internet website designed to link angel investors, venture capitalists and corporate strategic partners with small- and mid-sized businesses seeking capital. In connection with its Internet matching services, VentureHighway receives a nominal listing fee from the listed companies, while prospective investors are not currently charged membership fees. If a "match" is made and the listed company reaches an agreement with the investor for financing, a success fee as low as 1% of the consideration received by the listed company is paid to Kirlin. VentureHighway is planning to expand its operations to host a full complement of investment banking services.

     The Company was incorporated under the laws of the State of Delaware on July 28, 1994.

Recent Acquisitions

     First Long Island Securities, Inc.

     On March 17, 2000, the Company acquired all of the outstanding stock of First Long Island, which continues its operations as a retail-oriented brokerage firm. First Long Island commenced operations in 1985 and is registered as a broker-dealer with the Commission and is a member of the NASD and the SIPC.

First Long Island is licensed to conduct activities as a broker-dealer in four states and operates from its office in Syosset, New York. At March 17, First Long Island maintained approximately 3,000 customer accounts, which held over $100 million in assets, and maintained 16 registered representatives, most of whom work on a part-time basis. First Long Island's revenues for its fiscal year ended December 31, 1999 were $756,000 and its net income was $32,000.

     Princeton Securities Corporation

     On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton Investments Holding Corp., which, in turn, is the sole stockholder of Princeton Securities Corporation, a retail-oriented brokerage firm. Princeton Securities commenced operations in 1988 and is registered as a broker-dealer with the Commission and is a member of the NASD and the SIPC. Princeton Securities is licensed to conduct activities as a broker-dealer in 49 states and operates from its office in Princeton, New Jersey. At April 3, Princeton Securities maintained approximately 2,700 customer accounts, which held approximately $145 million in assets, and employed 12 registered representatives. Princeton Securities has a March 31 fiscal year end. On an unaudited basis, Princeton Securities' revenues for the nine-months ended December 31, 1999 were approximately $3,581,000 and its net income was approximately $108,000.

Brokerage Operations

     Principal Transactions

     The largest portion of the Company's revenues in the last several years (75.2% in 1997, 55.7% in 1998 and 58.7% in 1999) have been derived from principal trading activities in equity and fixed income securities, including merchant banking investments. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations.

     The Company also engages in proprietary trading, including market-making, in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. At March 17, 2000, the Company made a market in the equity securities of 26 companies.

     Commission Business

     A significant portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The Company's commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. The Company has agreements with numerous mutual fund management companies pursuant to which the Company sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts which are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds.

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

     In order to provide additional money management services and investment opportunities to its clients, Greenleaf Capital Partners II, LLC, was formed by the Company in 1999. See the discussion of Greenleaf on page 5.

     Investment and Merchant Banking

     Investment banking revenue is derived principally from underwriting fees, commissions and expense allowances, as well as the realization of gains from the exercise of warrants, received in connection with underwriting public offerings or acting as placement agent in private offerings. During the last three years, the Company's investment banking activities have consisted of acting as placement agent for three private placements in 1999, including the private placements for VentureHighway and Greenleaf Capital, one private placement in 1998 and two private placements in 1997. The Company also participates as a member of the underwriting syndicate and selling group member from time to time in unit trust and equity offerings.

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

     In addition and as a complement to its investment banking business, the Company also engages in merchant banking activities. From time to time the Company is presented with opportunities to invest, through debt or equity or combination of both, in other companies in a variety of industries. Such investments generally are speculative and involve a high degree of risk for which the Company may receive significant profits, but no assurance can be given that such will be the case. Merchant banking investments typically are of a longer term nature than the Company's trading activities and therefore increase the Company's exposure to market risks and restrict the use of the Company's capital for longer periods of time.

     In order to leverage its merchant banking activities, Greenleaf Capital Partners II, LLC, was formed by the Company and funded by investors in 1999. See the discussion of Greenleaf on page 5.

     Clearing Broker

     The Company does not hold any funds or securities of its customers. Kirlin currently utilizes, on a fully disclosed basis, the services of Correspondent Services Corporation ("CSC"), a wholly-owned subsidiary of PaineWebber Incorporated. As its clearing broker, CSC processes securities transactions for Kirlin and the accounts of its customers for which Kirlin pays CSC a fee. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000. Additional protection is provided through Traveler's Casualty and Surety Company of America for an additional $5,000,000 per regular account, $10,000,000 per individual retirement account, $25,000,000 per business services accounts and CSC managed program accounts, and an additional $900,000 of free cash balance protection is provided for all securities customers. Pursuant to the terms of the Company's agreement with its clearing broker, Kirlin has agreed to indemnify and hold its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, Kirlin would be obligated to indemnify the clearing broker for any resulting losses. Kirlin, to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

     Government Regulation

     The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation by the Commission, state securities agencies and self-regulatory organizations, such as the NASD Regulation, Inc. ("NASDR"), the regulatory arm of the NASD, and the Municipal Securities Rulemaking Board ("MSRB"). Kirlin is registered as a broker-dealer with the Commission and is a member firm of the NASD. The NASDR has been designated by the Commission as the Company's primary regulator and it also enforces the rules of the MSRB with respect to the Company. NASDR adopts rules, which are subject to approval by the Commission, that govern the members of the NASD and conducts periodic examinations of member firms' operations. Kirlin is also registered as an investment advisor with the State of New York and is subject to its laws and regulations regarding investment advisors.

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

     As a registered broker-dealer, Kirlin is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 1999, Kirlin had total net capital of $2,495,284, or $2,112,954 in excess of its minimum net capital requirement calculated under the aggregate indebtedness method, as defined.

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

     Greenleaf Management Corp.

     In January 1999, Greenleaf Management was formed to serve as the manager of Greenleaf Capital Partners II, LLC, a private investment fund. In June 1999, Greenleaf Capital raised $5,887,500 in capital contributions from its members in a private placement coordinated by Kirlin. Greenleaf Capital may invest in private companies which are suitable candidates for future initial public offerings or may invest in public companies, in which latter case such investments are likely to involve the purchase of restricted securities from the companies directly or from significant stockholders of companies. To date, Greenleaf Capital has invested approximately 50% of its capital.

     VentureHighway.com

     VentureHighway currently offers limited capital raising activities for companies through its matching service. VentureHighway recently acquired Princeton Securities.

     VentureHighway anticipates that this acquisition will enable it to expand its services to provide a full complement of investment banking services, in addition to retaining, through Princeton Securities, any matching fee earned through its Internet matching services. VentureHighway intends to strategically expand its growth opportunities by being able to directly sponsor private placements and, in the future, public offerings and becoming an Internet-based investment banking company. VentureHighway is seeking to build the resources to be able to participate in every aspect of investment banking for corporate and institutional clients and will act in principal, agency and advisory capacities. To that end, VentureHighway has retained Heidrick & Struggles, a leading international executive search firm, to assist it in identifying a highly-experienced investment banking executive to serve as chief executive officer. Advisory services would include advice on strategic matters, including mergers and acquisitions, restructurings, leveraged buy-outs and other transactions. In addition, VentureHighway may provide seed money to establish an investment fund which would make equity investments in companies which are viewed as suitable candidates for future initial public offerings.

     In June 1999, VentureHighway entered into an agreement with Individual Investor Group, Inc. ("INDI"), a publicly-traded corporation, pursuant to which INDI purchased 19.9% of the then outstanding common stock of VentureHighway, giving VentureHighway an imputed post-investment valuation of approximately $16,000,000. In consideration for its investment, INDI agreed to provide to VentureHighway advertising and promotion over a 30-month period having an aggregate stated value of $3,184,000, in magazines published by INDI (e.g., Individual Investor [circulation 500,000] and Ticker [circulation 100,000]) and on websites controlled by INDI (e.g., www.individualinvestor.com). In addition, INDI purchased 150,000 shares of common stock of the Company for $750,000, which amount the Company, in turn, invested in VentureHighway. In connection with INDI's investment, Jonathan L. Steinberg, the Chairman and Chief Executive Officer of INDI, became a director of VentureHighway.

     In the fourth quarter of 1999, VentureHighway completed a private placement offered through Kirlin which raised $7,650,000, giving VentureHighway an imputed post-offering valuation of approximately $37 million. As a result of the investment by INDI and the private placement, the Company's ownership of VentureHighway equals 63.7%.

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

Marketing and Advertising

     The Company has pursued an aggressive marketing and advertising program since 1989. The Company has advertised itself and its product line in order to get a direct response from readers and listeners. The Company also uses image advertising to promote the name and background of the Company, which it believes has increased the Company's visibility. The Company's advertising program has proven to be very successful in the building of a larger customer base. The Company primarily advertises on radio stations and in newspapers in New York, New Jersey, Connecticut, and California and other publications, such as

Investor's Business Daily and Barron's. The Company has also used television advertising in the New York City metropolitan area on a limited basis. The Company allocates its advertising budget according to economic conditions and the products available.

     INDI also provides VentureHighway advertising and promotion over a 30-month period having an aggregate stated value of $3,184,000, in magazines published by INDI and on websites controlled by INDI. VentureHighway projects that it will be expending approximately $150,000 per month on advertising and promotion in fiscal 2000, inclusive of advertising provided by INDI.

Personnel

     At March 17, 2000, the Company had approximately 249 full-time employees, including 161 registered representatives up from 153 registered representatives at March 16, 1999 due to the opening of additional branch offices. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company and its subsidiaries are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 18,600 square feet of office space at a base rent of approximately $320,000 per year with annual increases of 3.6%. The initial term of the lease expires in December 2004, with one option to renew for an additional three-year period. Kirlin also operates the following branch offices:

                                               Approximate
                              Approximate       Annual
Office Location              Square Footage   Lease Rental         Expiration
---------------              --------------   ------------         ----------

4370 La Jolla Village Drive      2,720           $83,000          January 2004
San Diego, California

612 Howard Street                8,400          $277,000          March 2004
San Francisco, California

2001 Route 46                    2,900           $68,000          June 2001
Parsippany, New Jersey

485 Route 1 South                5,300          $103,000          March 2004
Iselin, New Jersey

400 Andrews Street               2,400           $37,000          June 2004
Rochester, New York

675 Third Avenue                 4,400          $202,000          October 2005
New York, New York


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced quotation on the Nasdaq SmallCap Market on January 19, 1995 following its initial public offering and on December 6, 1999, the Company commenced trading on the Nasdaq National Market. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by Nasdaq (representing interdealer sales which do not include retail markups, markdowns or commissions), with prices adjusted to reflect the Company's two-for-one stock splits effected on July 30, 1999 and March 1, 2000:

        Period                             High($)                  Low($)
        ------                             -------                  ------

        Fiscal 1999

           Fourth Quarter                   5-1/4                   2-7/8
           Third Quarter                    4-47/64                 2-3/8
           Second Quarter                   2-5/8                   2-7/32
           First Quarter                    1-3/4                     3/4

        Fiscal 1998

          Fourth Quarter                    1                         3/4
          Third Quarter                     1-35/64                 15/16
          Second Quarter                    1-15/16                 1-1/2
          First Quarter                     1-15/16                 1-3/8


     On April 7, 2000, the last sale price of the Common Stock as reported by the Nasdaq National Market was $6.1875. On April 7, 2000, there were approximately 60 holders of record of the Company's Common Stock and, the Company believes, over 600 beneficial owners of the Company's Company Stock.

     The Company presently intends to retain all earnings for the Company's continued growth. Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors, although this may change based upon the foregoing factors. The Company's ability to pay dividends in the future also may be restricted by the obligations of Kirlin to comply with the net capital requirements imposed on broker-dealers under regulations and rules promulgated by the Commission and the NASDR.

Recent Sales of Unregistered Securities

     During the three months ended December 31, 1999, the Company made the following sales of unregistered securities (adjusted to reflect the Company's stock splits effected on July 30, 1999 and March 1, 2000):

                                                                                                                 If Option,
                                                               Consideration Received                            Warrant or
                                                                 and Description of                              Convertible
                                                                Underwriting or Other         Exemption           Security,
                                                                 Discounts to Market             from             Terms of
                                                                  Price Afforded to          Registration        Exercise or
  Date of Sale      Title of Security       Number Sold               Purchasers                Claimed          Conversion
  ------------      -----------------       -----------      ------------------------        ------------        ----------
  10/27/99          Common Stock              118,800        Restricted stock awarded            4(2)                N/A
                                                             to employees under 1996
                                                             stock plan; no cash
                                                             consideration received by
                                                             the Company

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in this Form 10-KSB and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-KSB. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The Company's revenues during 1999 and in prior years were generated primarily from principal trading activities and brokerage transactions. As the Company continues to grow it is possible that the primary source of revenue could change and be comprised from different lines of business then experienced in the past. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from the Company's transactions as principal reflect realized and unrealized gains and losses on such transactions. Revenues from principal transactions are primarily derived from trading fixed income securities, which may be purchased from and/or sold to other dealers or retail clients. In addition, revenues from principal transactions also reflect gains and/or losses derived from writing and purchasing option contracts. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

     The Company pays its brokers commissions equal to varying percentages of gross commissions and mark-ups and mark-downs in connection with the purchases and sales of securities on behalf of its customers. The Company pays its traders a salary plus a percentage of net gains derived from trading activities. In addition, the Company pays ticket charges to its clearing broker for the processing of security transactions. The Company maintains inventories of securities in order to facilitate sales to customers. In this regard, the Company may pay interest on the securities held in inventory since its securities can be purchased on margin through its clearing broker.

     The Company is directly affected by general economic conditions, interest rates and market conditions. All of these factors may have an impact on its principal trading and overall business volume. The Company's costs associated with occupancy, communications and equipment costs are relatively fixed and, in periods of reduced volume, can have an adverse effect on earnings.

     The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB (certain amounts included in the 1998 financial statements have been reclassified, where appropriate, to conform with the 1999 presentation):

                                                                     Years ended December 31,
                                                               1999                           1998
                                                     ------------------------      ---------------------------
Revenues:
           Principal transactions, net                $  21,502,232      50.4%        $   8,505,373        54.7%
           Commissions                                   11,916,529      27.9%            5,834,873        37.5%
           Investment Banking                             1,503,433       3.5%              421,875         2.7%
           Merchant Banking                               2,027,938       4.8%            (263,645)       (1.7)%
           Other income                                     984,586       2.3%            1,056,607         6.8%
           Increase in value attributable to subsidiary   4,738,378      11.1%                    0         0.0%
                                                     --------------    -------       --------------     --------

                    Total revenues                       42,673,096      100.0%          15,555,083       100.0%
                                                     --------------    -------       --------------     --------

Expenses:
           Employee compensation and benefits            21,698,225      50.9%           11,760,624        75.6%
           Promotion and advertising                      1,883,973       4.4%              699,332         4.5%
           Clearance and execution charges                1,267,590       3.0%              812,018         5.2%
           Occupancy and communications                   3,179,830       7.4%            1,925,824        12.4%
           Professional fees                              1,058,967       2.5%              601,933         3.9%
           Interest                                         128,705       0.3%              408,164         2.6%
           Other                                          1,454,584       3.4%              584,651         3.8%
                                                     --------------    -------       --------------     --------

                    Total expenses                       30,671,874      71.9%           16,792,546       108.0%
                                                     --------------    -------       --------------     --------

Income (loss) before income tax
    provision (benefit) and minority
    interest in loss of subsidiary                       12,001,222      28.1%          (1,237,463)       (8.0)%
Income tax provision (benefit)                            4,808,508      11.2%            (500,573)       (3.2)%
                                                     --------------   -------        --------------     --------

Income (loss) before minority interest
  in loss of subsidiary                                   7,192,714      16.9%            (736,890)       (4.8)%
Minority interest in loss of subsidiary                     262,372       0.6%                   0          0.0%
                                                     --------------    -------       -------------      --------

Net income (loss)                                     $   7,455,086      17.5%       $    (736,890)       (4.8)%
                                                     ==============    =======      ==============       =======




Results of Operations

     Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Results of Operations

     Principal transactions, net for the year ended December 31, 1999 increased 152.8% to $21,502,232 from $8,505,373 in 1998. The increase is primarily attributable to an increase in equity business generated by additional registered representatives and appreciation in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities.

     Commissions for the year ended December 31, 1999 increased 104.2% to $11,916,529 from $5,834,873 in 1998. The increase is primarily attributable to the Company's increased business in equity securities and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities as well as the addition of registered representatives.

     Investment banking for the year ended December 31, 1999 increased 256.4% to $1,503,433 from $421,875 in 1998. The increase is primarily attributable to investment banking fees the Company generated from acting as placement agent related to a bridge loan financing and private placements.

     Merchant banking for the year ended December 31, 1999 increased 869.2% to $2,027,938 from $(263,645) in 1998 primarily as a result of appreciation in the value and realization of certain gains on investments owned by the Company.

     Other income for the year ended December 31, 1999 decreased 6.8% to $984,587 from $1,056,607 in 1998. The decrease is primarily attributable to the settlement of lawsuits brought by the Company in the prior year offset by increases in transactional and account balance rebates the Company is entitled to from the clearing broker, as well as other broker dealers it conducts business.

     Increase in value attributable to subsidiary for the year ended December 31, 1999 increased 100% to $4,738,378. This line item did not exist in 1998. The increase is primarily attributable to the increase in the value of the Company's investment in its subsidiary, VentureHighway, after the completion of a private placement by the subsidiary.

     Employee compensation and benefits for the year ended December 31, 1999 increased 84.5% to $21,698,225 from $11,760,624 in 1998. Since employee compensation to the Company's traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The increase in employee compensation is not directly proportionate with the increase in revenues because a portion of this revenue increase is related to an increase in value of the Company's investment account and subsidiary shareholder's equity, which has no relationship to employee compensation. In addition, during the past year the Company has increased its roster of salaried personnel.

     Promotion and advertising for the year ended December 31, 1999 increased 169.4% to $1,883,973 from $699,332 in 1998 primarily as a result of the Company's planned increase in advertising expenditures and expenses related to VentureHighway.

     Clearance and execution charges for the year ended December 31, 1999 increased 56.1% to $1,267,590 from $812,018 in 1998 as a result of higher ticket volume.

     Occupancy and communications costs for the year ended December 31, 1999 increased 65.1% to $3,179,830 from $1,925,824 in 1998. This increase is a result of the establishment and operations of additional branch offices, the establishment of two new companies, and the increase in the number of employees.

     Professional fees for the year ended December 31, 1999 increased 75.9% to $1,058,967 from $601,933 in 1998 primarily as a result of computer consultation related to the establishment of branch offices and addressing the Y2K issue; and legal consultation related to new business ventures, general business consulting, and lawsuits initiated by the Company.

     Interest expense for the year ended December 31, 1999 decreased 68.5% to $128,705 from $408,164 in 1998 as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses for the year ended December 31, 1999 increased 148.8% to $1,454,584 from $584,651 in 1998 as a result of the settlement of customer arbitrations, expenses related to syndicate liabilities and the continuous improvement and maintenance of the Company's websites.

     Income tax provision for the year ended December 31, 1999 was $4,808,508 as compared to the income tax benefit of $500,573 for the year ended December 31, 1998, which was consistent with the increase in income before this income tax provision.

     Net income of $7,455,086 for the year ended December 31, 1999 compares to net loss of $736,890 for the year ended December 31, 1998. This resulted primarily from the increase in revenues, offset by increases in expenses as discussed above.

Effects of Inflation; Fluctuations in Interest Rates

     The Company's business is affected by the rate of inflation. Inflation or inflationary fears, which results in higher interest rates, may have an adverse impact upon the securities markets and on the value of securities held in inventory, thereby adversely affecting the Company's financial position and results of operations.

Liquidity and Capital Resources

     Due from Clearing Broker amounted to $5,716,261 at December 31, 1999 as compared to a payable to clearing broker of $3,467,579 at December 31, 1998. This shift results primarily from reduced inventory purchased on margin, increased positions in securities sold short, and increased receivables related to agency commission business at December 31, 1999.

     Securities owned, at market value, at December 31, 1999 were $11,894,986 as compared to $12,768,231 at December 31, 1998. This 6.8% decrease is primarily attributable to a decrease in securities held in inventory for resale to its customers offset by an increase in the value of positions held in relation to the Company's merchant banking and investment banking activities. Approximately 41% of the Company's assets at December 31, 1999 were comprised of cash and highly liquid securities.

     Furniture, Fixtures and Leasehold Improvements, net, at December 31, 1999, increased to $1,275,727 as compared to $706,498 at December 31, 1998. This 80.6% increase primarily results from the purchase of additional computer hardware, furniture, and leasehold improvements in connection with the Company's new branch offices, conversion of the Company's operational and quotation system, and the establishment of two new companies.

     Other assets increased to $3,740,513 at December 31, 1999, from $1,974,691 at December 31, 1998, a 89.4% increase. This increase is primarily attributable to the prepaid expense related to the issuance of restricted stock to various employees, which will be amortized over the respective vesting periods, receivable of an insurance settlement related to a customer arbitration, and advances provided to newly-hired registered representatives as part of the Company's recruiting efforts.

     Securities sold short amounted to $818,574 at December 31, 1999 as compared to $641,739 at December 31, 1998. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $4,232,264 at December 31, 1999 as compared to $1,799,531 at December 31, 1998, a 135.2% increase attributable to increased revenues upon which commission income to registered representatives is based.

     Accounts payable and accrued expenses were $1,054,095 at December 31, 1999 as compared to $583,988 at December 31, 1998, a 80.5% increase primarily attributable payables related to the Company's general business, which were incurred in 1999 and significantly paid in 2000.

     Income taxes payable (including deferred taxes payable) were $4,549,825 at December 31, 1999 as compared to $729,156 at December 31, 1998. This increase is attributable to current taxes payable reflective of the adjustment for the current period's earnings. Additionally, deferred income taxes payable increased resulting from an increase in the value of certain securities positions in the Company's merchant banking portfolio and investment account; and the increase in value attributable to its subsidiary, VentureHighway.

     Minority interest in Subsidiary was $2,676,080 at December 31, 1999 reflective of the investment by third parties in the voting stock of VentureHighway not held by the Company.

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

     On March 17, 2000, the Company purchased all of the outstanding capital stock of First Long Island for a price equal to $350,000 plus First Long Island's stockholders' equity as of the close of business on the day immediately prior to the closing, of which $150,000 will be paid in monthly installments over the two-year period following the closing. The purchase price is subject to downward adjustment based upon the value of assets under management three months after closing and upon gross commission revenue generated during the one-year period following closing.

     On April 3, 2000, VentureHighway purchased all of the outstanding capital stock of Princeton Investments Holding Corp., which in turn is the sole stockholder of Princeton Securities Corporation, for a price equal to $300,000 plus Princeton Securities' stockholders' equity as of the close of business on the day immediately prior to the closing (estimated for closing purposes at $566,000). In addition, for a three-year period, the two former stockholders of Princeton Investments will be paid, in the aggregate, an override equal to 10% of monthly commissions generated by the registered representatives of Princeton Securities as of the closing date. The override payments are subject to downward adjustment based upon retention of these registered representatives. The purchase price was paid from VentureHighway's working capital.

     The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

Year 2000

     We initiated a firm-wide program to address the Year 2000 computer issue in order to prepare our computer systems and applications to accurately process dates after December 31, 1999. This program consisted of a series of steps to identify all critical and non-critical systems, determine Year 2000 compliance through inquiries and testing and to change non-compliant systems. In addition, we contacted all of our vendors regarding this issue, and received assurances from all of them that they did not anticipate any Year 2000 problems. Our program was substantially in place by December 31, 1999, and, to our knowledge, has prevented any problems associated with the Year 2000 computer issue. Our entire program cost less than $250,000. We do not foresee the occurrence of any Year 2000 problems in the future.

ITEM 7. FINANCIAL STATEMENTS.

         Index to Consolidated Financial Statements:                                                           Page
                                                                                                               ----

             Report of Goldstein Golub Kessler LLP on the Consolidated Financial
                 Statements as of December 31, 1999 and 1998 and for the years then ended.....................F-1

             Consolidated Statements of Financial Condition as of December 31, 1999 and 1998..................F-2

             Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.....................................................................................F-3

             Consolidated Statements of Changes in Stockholders' Equity for the years ended
                 December 31, 1999 and 1998...................................................................F-4

             Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.....................................................................................F-5

             Notes to the Consolidated Financial Statements...........................................F-6 to F-12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statements of financial condition of Kirlin Holding Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 13, 2000, except for the second paragraph of Note 10, as to which the date is March 17, 2000 and the third paragraph of
 Note 10, as to which the date is April 3, 2000

                                          KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

--------------------------------------------------------------------------------

December 31,                                                                            1999                   1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and Cash Equivalents (Note 1)                                                 $  8,445,532         $       85,092

Due from Clearing Broker                                                              5,716,261                      -

Securities Owned, at market value (Note 2):

  U.S. government and agency obligations                                                446,509              2,261,874
  State and municipal obligations                                                       589,388              3,254,247
  Corporate bonds and other securities                                               10,859,089              7,252,110

Furniture, Fixtures and Leasehold Improvements, at cost,
 net of accumulated depreciation and amortization of $1,246,173
 and $972,523, respectively (Note 1)                                                  1,275,727                706,498

Other Assets                                                                          3,740,513              1,974,691

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                 $ 31,073,019            $15,534,512
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Securities sold, not yet purchased, at market value (Note 2)                     $    818,574            $   641,739
  Payable to clearing broker (Note 1)                                                        -               3,467,579
  Accrued compensation                                                                4,232,264              1,799,531
  Accounts payable and accrued expenses                                               1,054,095                583,988
  Income taxes payable (including deferred taxes payable of
   $3,482,940 and $728,060, respectively)                                             4,549,825                729,156

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                              10,654,758              7,221,993
----------------------------------------------------------------------------------------------------------------------

Minority Interest in Subsidiary                                                       2,676,080                      -
----------------------------------------------------------------------------------------------------------------------

Commitments (Note 6)

Stockholders' Equity (Note 3):
  Common stock - $.0001 par value; authorized 15,000,000 shares,
   issued and outstanding 6,247,628 and 5,605,528 shares, respectively                      625                    561
  Additional paid-in capital                                                          8,328,418              6,353,906
  Retained earnings                                                                   9,413,138              1,958,052

----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                     17,742,181              8,312,519
----------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Equity                                    $31,073,019            $15,534,512
======================================================================================================================

                                               See Notes to Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

Year ended December 31,                                                                    1999                   1998
----------------------------------------------------------------------------------------------------------------------
Revenue:
  Principal transactions, net (Notes 1 and 2)                                       $21,502,232           $  8,505,373
  Commissions                                                                        11,916,529              5,834,873
  Investment banking                                                                  1,503,433                421,875
  Merchant banking                                                                    2,027,938               (263,645)
  Other income                                                                          984,586              1,056,607
  Increase in value attributable to subsidiary                                        4,738,378                      -

----------------------------------------------------------------------------------------------------------------------
                                                                                     42,673,096             15,555,083
----------------------------------------------------------------------------------------------------------------------

Expenses:
  Employee compensation and benefits                                                 21,698,225             11,760,624
  Promotion and advertising (Note 1)                                                  1,883,973                699,332
  Clearance and execution charges                                                     1,267,590                812,018
  Occupancy and communications                                                        3,179,830              1,925,824
  Professional fees                                                                   1,058,967                601,933
  Interest                                                                              128,705                408,164
  Other                                                                               1,454,584                584,651
----------------------------------------------------------------------------------------------------------------------
                                                                                     30,671,874             16,792,546
----------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax (provision) benefit and
 minority interest in loss of subsidiary                                             12,001,222             (1,237,463)

Income tax (provision) benefit (Note 8)                                              (4,808,508)               500,573
----------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest in loss of subsidiary                          7,192,714               (736,890)

Minority interest in loss of subsidiary                                                 262,372                      -

----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 $   7,455,086          $    (736,890)
======================================================================================================================

Basic earnings (loss) per common share                                            $        1.25          $        (.13)
======================================================================================================================

Diluted earnings (loss) per common share                                          $        1.20          $        (.13)
======================================================================================================================


                                               See Notes to Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

Years ended December 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------
                                                                    Additional
                                           Common Stock               Paid-in            Retained
                                     Shares         Par Value         Capital            Earnings             Total
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 January 1, 1998                    5,440,528          544            $5,869,236        $2,694,942        $  8,564,722

Stock issuance                        165,000           17               484,670                 -             484,687

Net loss                                    -            -                     -          (736,890)           (736,890)
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity at
 December 31, 1998                  5,605,528          561             6,353,906         1,958,052           8,312,519

Stock issuance                        642,100           64             1,974,512                 -           1,974,576

Net income                                  -            -                     -         7,455,086           7,455,086
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 December 31, 1999                  6,247,628          625            $8,328,418        $9,413,138         $17,742,181
======================================================================================================================



                                               See Notes to Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENT OF CASH FLOW

--------------------------------------------------------------------------------

Year ended December 31,                                                                    1999                   1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                 $ 7,455,086             $ (736,890)
----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                       462,950                258,897
    Deferred income taxes                                                             2,754,880               (469,636)
    Investment by minority shareholders                                               2,938,452                      -
    Minority interest in loss of subsidiary                                            (262,372)                     -
    Noncash compensation                                                              1,127,826                      -
    (Increase) decrease in operating assets:
      Receivable from clearing broker                                                (5,716,261)                     -
      Securities owned, at market value                                                 873,245              1,863,167
      Other assets                                                                   (1,765,822)              (865,132)
    Increase (decrease) in operating liabilities:
      Securities sold, not yet purchased, at market value                               176,835               (957,540)
      Payable to clearing broker                                                     (3,467,579)               639,060
      Accrued compensation                                                            2,432,733               (394,612)
      Accounts payable and accrued expenses                                             470,107                 75,435
      Income taxes payable                                                            1,065,789                      -
----------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                             1,090,783                149,639
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                           8,545,869               (587,251)

Cash flows used in investing activity - purchase of furniture, fixtures
 and leasehold improvements                                                          (1,032,179)              (128,563)

Cash flows provided by financing activity - issuance of common stock                    846,750                484,687
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                       8,360,440               (231,127)

Cash and cash equivalents at beginning of year                                           85,092                316,219
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $ 8,445,532             $   85,092
======================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                        $   109,758             $  408,164
======================================================================================================================
    Income taxes                                                                    $   762,354             $   50,705
======================================================================================================================



                                               See Notes to Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

  1.  ORGANIZATION AND        The  consolidated  financial  statements  include the accounts of Kirlin  Holding Corp.
      SUMMARY    OF           ("KHC")  and  its  wholly  owned  subsidiaries,  Kirlin  Securities,  Inc.  ("Kirlin"),
      SIGNIFICANT ACCOUNTING  Greenleaf  Management Corp.  ("Greenleaf") and its majority-owned  (63.7%)  subsidiary,
      POLICIES:               VentureHighway.com   Inc.   ("VentureHighway")   (collectively   the  "Company").   The
                              Company's principal subsidiary,  Kirlin, is a full-service,  retail-oriented  brokerage firm,  specializing in the trading and sale of both equity and fixed income securities, including  mutual  funds.  Kirlin also  offers a managed  assets  portfolio  program to manage the financial assets of its clients.  VentureHighway  was incorporated  March 1,
                              1999 and commenced  operations on June 1, 1999.  VentureHighway  operates a branded web site designed to match companies  seeking funding with qualified  investors.  Greenleaf was formed in January 1999 to serve as the manager of a private  investment  fund which was  capitalized  in June 1999 to invest in one or more selected  companies.  Primarily all  activity  of the  Company  has been  through  Kirlin.  All  material  intercompany transactions  and balances have been  eliminated in  consolidation.  Kirlin has offices in New York, New Jersey and California.

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

                              At December 31, 1999,  substantially  all of the securities  owned and securities sold, not  yet  purchased,  and  the  amount  due  from  clearing  broker  reflected  in  the consolidated  statement of financial  condition are security positions with and amounts due from this clearing broker.

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


                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              The Company  expenses the costs of  advertising  the first time the  advertising  takes place.  Advertising  expense was  approximately  $1,624,000  and $483,000 for the years ended December 31, 1999 and 1998, respectively.

                              Management  does  not  believe  that  any  recently  issued,  but  not  yet  effective, accounting  standards,  if  currently  adopted,  would  have a  material  effect on the accompanying consolidated financial statements.

  2.  SECURITIES OWNED AND    Securities sold, not yet purchased, consist of the following:
      SECURITIES SOLD,
      NOT YET PURCHASED:      December 31,                                                   1999                 1998
                              ----------------------------------------------------------------------------------------

                              State and municipal obligations                            $240,926             $285,875
                              Corporate bonds and other securities                        577,648              355,864

                              ----------------------------------------------------------------------------------------
                                                                                         $818,574             $641,739
                              =========================================================================================

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

                              Securities  owned  and  securities  sold,  not yet  purchased,  are  stated at quoted market  values.  Included  in  securities  owned at  December  31,  1999 and 1998 are stock warrants and  investments  in privately  held companies not readily  marketable amounting to  approximately  $8,767,000 and $4,083,000,  respectively  (49% each year of  stockholders'  equity)  which  have been  valued at fair value as  determined  by management.  The warrants  are valued  based on a  percentage  of the market value of the underlying  securities.  The resulting  unrealized gains and losses are reflected in principal transactions.

  3.  STOCKHOLDERS' EQUITY:   During  June 1999,  the Company  declared a 2-for-1  stock  split.  All  references  to shares and price per share have been adjusted to reflect this stock split.

                              The  Company  authorized  1,000,000  shares of  preferred  stock,  par value  $.001 per share.  No shares have been issued as of December 31, 1999.

                              In August  1994,  the  Company  adopted  the 1994 Stock  Plan  ("1994  Plan")  covering
                              2,400,000 shares of the Company's  common stock pursuant to which officers,  directors, key  employees  and  consultants  of the Company are  eligible to receive  incentive or nonqualified  stock  options,  stock  appreciation  rights,  restricted  stock  awards, deferred stock,  stock reload options and other stock-based  awards. In April 1996, the
                              Company  adopted the 1996 Stock Plan ("1996  Plan")  covering  4,000,000  shares of the
                              Company's  common  stock  pursuant to which  officers,  directors,  key  employees  and consultants  of the Company are  eligible to receive  incentive or  nonqualified  stock options,  stock  appreciation  rights,  restricted stock awards,  deferred stock, stock reload  options  and other  stock-based  awards.  At  December  31,  1999,  options  to

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              purchase  681,300 shares of common stock at an exercise price between $1.25 and $6.8125 per share are  outstanding.  Such  options  vest over  periods of up to three years and are exercisable at various dates through January 2004.

                              The following  table  summarizes  the 1999 and 1998 activity in the Company's  stock options:

                                                                                 Number                  Price per
                                                                                 of Shares                  Share
                              --------------------------------------------------------------------------------------
                              Balance at January 1, 1998                         169,000          $   1.25  - $  2.50
                              Forfeited during the year                           (8,000)         $   1.25  - $ 2.065
                              ---------------------------------------------------------------------------------------

                                    Balance at December 31, 1998                 161,000          $   1.25  - $  2.50

                              Granted during the year                            646,000          $ 1.9375  - $6.8125
                              Exercised during the year                          (53,700)         $   1.25  - $  2.50
                              Forfeited during the year                          (72,000)         $   1.25
                             -----------------------------------------------------------------------------------------
                                    Balance at December 31, 1999                 681,300          $   1.25  - $6.8125
                             =========================================================================================

                              The following table  summarizes  information  about fixed stock options  outstanding at December 31, 1999:

                                                                                                           Remaining
                                                                             Number                       Contractual
                              Exercise Price                               Outstanding                        Life
                              -----------------------------------------------------------------------------------------
                              $2.50                                            1,300                         61 months
                              $2.0625                                          4,000                         55 months
                              $1.25                                           30,000                         73 months
                              $1.9375                                        321,000                        109 months
                              $2.96875                                        10,000                        114 months
                              $6.8125                                        305,000                        115 months
                              $6.125                                          10,000                        118 months
                              ------------------------------------------------------------------------------------
                              $1.25 - $6.8125                                681,300
                              ====================================================================================

                              As of December 31, 1999,  1,300 and 2,667 options with exercise  prices of $2.50 and
                              $2.0625 per share, respectively, were exercisable.

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              During the year ended  December  31, 1999,  the Company  granted  288,400  shares of restricted  stock  to  employees  of  KSI  with  a  market  value  of  approximately
                              $1,128,000.  These shares vest as follows:

                              Date                                                                         Shares
                             -------------------------------------------------------------------------------------
                              July 1, 2000                                                                  2,000
                              January 1, 2001                                                              93,965
                              June 1, 2001                                                                 25,000
                              July 1, 2001                                                                  2,000
                              January 1, 2002                                                              93,968
                              June 1, 2002                                                                 25,000
                              July 1, 2002                                                                  2,000
                              December 31, 2002                                                            15,000
                              January 1, 2003                                                              29,467
                              ------------------------------------------------------------------------------------
                                                                                                           288,400
                              ====================================================================================

                              The Company has adopted the  disclosure-only  provisions  of  Statement of Financing
                              Accounting  Standards  ("SFAS") No. 123,  Accounting for  Stock-based  Compensation.
                              Accordingly,  no compensation  costs have been  recognized for the options  granted.
                              Had  compensation  cost been determined based on the fair value at the date of grant consistent  with the  provisions  of SFAS No. 123, the  Company's  net income (loss)
                              and earnings (loss) per common share would have been as follows:

                              Year ended December 31,                                        1999               1998
                              -----------------------------------------------------------------------------------------
                              Net income (loss) - as reported                          $7,455,086           $(736,890)
                              Net income (loss) - pro forma                             7,196,736            (855,390)
                              Basic earnings (loss) per common
                               share - as reported                                           1.25                (.13)
                              Basic earnings (loss) per common share -
                               pro forma                                                     1.20                (.15)
                              Diluted earnings (loss) per common
                               share - as reported                                           1.20                (.13)
                              Diluted earnings (loss) per common share -
                               pro forma                                                     1.16                (.15)
-----------------------------------------------------------------------------------------------------------------------

                              The fair  value of each  option  grant is  estimated  on the date of grant  using the
                              Black-Scholes   option  pricing  model.  For  options  granted  prior  to  1999,  the following  assumptions  were used:  expected  volatility of 40%,  risk-free  interest rate of  approximately  7% and  expected  option  lives  of six  years.  For  options granted  during 1999 the  following  assumptions  were used:  expected  volatility of
                              79%,  risk-free  interest rate of  approximately  6% and expected  option lives of 10 years.

                              The pro forma  disclosures  are not  likely to be  representative  of the  effects on reported net income for future periods.

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  4.  NET CAPITAL             As a registered broker-dealer,  Kirlin is subject to the SEC's Uniform Net Capital Rule
      REQUIREMENT:            15c3-1,  which  requires the  maintenance of minimum net capital.  Kirlin  computes its net capital under the aggregate  indebtedness  method  permitted by Rule 15c3-1,  which requires that Kirlin maintain minimum net capital,  as defined,  of 6-2/3% of aggregate indebtedness,  as defined, or $250,000, whichever is greater.  Additionally,  the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1.

                              At December 31, 1999 and 1998,  Kirlin had net capital,  as defined,  of $2,495,284 and
                              $1,353,358,  respectively,  which  exceeded  the minimum net  capital  requirements  by
                              $2,112,954 and $1,103,358,  respectively.  Kirlin's ratio of aggregate  indebtedness to net capital was 2.3-to-1 and 1.97-to-1 at December 31, 1999 and 1998, respectively.

  5.  RETIREMENT AND SAVINGS  Kirlin sponsors a Retirement and Savings Plan for all full-time  employees over the age
      PLAN:                   of 19 pursuant to Section  401(k) of the Internal  Revenue Code.  Kirlin matches 50% of each  participant's  contribution  up to $1,500  per  participant  per  year.  Kirlin's contributions  to the  plan for the  years  ended  December  31,  1999  and  1998  were approximately $84,000 and $104,000, respectively.

  6.  COMMITMENTS:            Kirlin leases office space at several locations under noncancelable  leases expiring at various  times  through  December 31,  2005.  The  approximate  minimum  annual  rental payments for these leases are as follows:

                              Year ending December 31,
                                          2000                                                         $1,048,000
                                          2001                                                          1,040,000
                                          2002                                                          1,028,000
                                          2003                                                          1,043,000
                                          2004                                                            661,000
                                          2005                                                            160,000
------------------------------------------------------------------------------------------------------------------
                                                                                                       $4,980,000
==================================================================================================================


                              The leases  contain  provisions for  escalations  based on increases in certain costs incurred by the lessor.  Rent  expense was  approximately  $894,000  and $492,000 for the years ended December 31, 1999 and 1998, respectively.

                              Kirlin  has a letter  of  credit  with  its  clearing  broker  for the  benefit  of a landlord,  in the amount of $100,000.  At December  31,  1999,  there were no amounts drawn down on this letter of credit.

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

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

  8.  INCOME TAXES:           The Company files  consolidated  federal income tax returns and separate  Company state income tax  returns.  Commencing  October 18,  1999,  VentureHighway  will file federal income tax returns on a stand-alone basis.

                              The income tax (provision) benefit consists of:

                              Year ended December 31,                                        1999            1998
                              ------------------------------------------------------------------------------------
                              Current:
                                Federal                                               $(1,410,141)       $  73,349
                                State                                                    (643,487)         (42,412)
                              ------------------------------------------------------------------------------------
                                                                                       (2,053,628)          30,937
                              ------------------------------------------------------------------------------------

                              Deferred:
                                Federal                                                (2,115,654)         345,851
                                State                                                    (639,226)         123,785
                             -------------------------------------------------------------------------------------
                                                                                       (2,754,880)         469,636
                             -------------------------------------------------------------------------------------
                                                                                      $(4,808,508)        $500,573
                             =====================================================================================


                              The provision  (benefit) for income taxes for the years ended  December 31, 1999 and
                              1998 differs from the amount  computed using the federal  statutory rate of 34% as a result of the following:

                                                                                             1999            1998
                             -------------------------------------------------------------------------------------

                              Tax (benefit) at federal statutory rate                          34 %           (34)%
                              State income taxes, net of federal benefit                        7              (7)
                              Other                                                            (1)              1

                             -------------------------------------------------------------------------------------
                                                                                               40 %           (40)%
                             =====================================================================================

                              The deferred tax asset (liability) results from the following:


                                                                                             1999             1998
                            --------------------------------------------------------------------------------------
                              Unrealized appreciation on investment
                               securities not readily marketable                      $(4,372,235)     $(1,051,164)
                              Other temporary differences                                 889,295          322,007
                            --------------------------------------------------------------------------------------
                                                                                      $(3,482,940)     $  (729,157)
                            ======================================================================================

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  9.  EARNINGS PER SHARE:     Net  income  per  common   share  is   calculated   by  dividing   net  income  by  the
                              weighted-average  number of shares of common  stock  outstanding.  The  following  is a reconciliation  of the numerators and  denominators  of the basic and diluted  earnings per share computations.

                              Year ended December 31, 1999
                              ------------------------------------------------------------------------------------
                                                                          Income             Shares       Per-Share
                                                                        (Numerator)       (Denominator)     Amount
                              ------------------------------------------------------------------------------------
                              Basic EPS:

                              Income available to common
                               stockholders                               $7,455,086        5,990,043        $1.25

                              Effect of dilutive securities - options                         209,670
                              ------------------------------------------------------------------------------------

                              Diluted EPS:

                              Income available to common
                               stockholders and assumed
                               exercise                                   $7,455,086        6,199,713        $1.20
                              ====================================================================================

                              Year ended December 31, 1998
                              ------------------------------------------------------------------------------------
                                                                           Loss              Shares       Per-Share
                                                                        (Numerator)       (Denominator)    Amount
                              ------------------------------------------------------------------------------------

                              Basic and diluted EPS:

                              Distribution of loss to
                               common stockholders                        $ (736,890)       5,603,720       $(.13)
==================================================================================================================

                              The  incremental  shares from  assumed  conversions  of options are not included for the year ended December 31, 1998 since their inclusion would be anti-dilutive.

10.   SUBSEQUENT EVENTS:      In February  2000,  the Company  declared a 2-1 stock  split.  This stock split has not been adjusted for in these financial statements.

                              On March 17,  2000,  KHC acquired all of the  outstanding  capital  stock of First Long
                              Island Securities, Inc., a retail-oriented brokerage firm.

                              In addition, on April 3, 2000,  VentureHighway  acquired all of the outstanding capital stock  of  Princeton  Investments  Holding  Corp.,  which  in  turn,  owns  all  of the outstanding  capital  stock of  Princeton  Securities  Corporation,  a  retail-oriented brokerage firm.

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

     See Item 12.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Item 12.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in June 2000.

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

                               KIRLIN HOLDING CORP.
                               (Registrant)

Dated:   April 13, 2000
                               By:    /s/ Anthony J. Kirincic
                                  ---------------------------
                                  Name:   Anthony J. Kirincic
                                  Title:  President


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                       Title                                                   Date
------------------------                         -----------------------------------                --------------
   /s/  David O. Lindner                         Chairman of the Board of Directors                 April 13, 2000
------------------------                         and Chief Executive Officer
David O. Lindner                                 (Principal Executive Officer)


 /s/  Anthony J. Kirincic                        Director, President and Chief                      April 13, 2000
-------------------------                        Financial Officer (Principal Financial
Anthony J. Kirincic                              Officer)


 /s/  Barry Shapiro                              Controller (Principal                              April 13, 2000
------------------------                         Accounting Officer)
Barry Shapiro


   /s/  Edward J. Casey                          Director                                           April 13, 2000
------------------------
Edward J. Casey

   /s/  Harold Paul                              Director                                           April 13, 2000
------------------------
Harold Paul

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

3.2            Amended and Restated By-Laws                                 A                  3.2

4.1            Form of Common Stock Certificate                             A                  4.1

10.1           1994 Stock Plan                                              A                  10.2

10.2           Clearing Agreement between Kirlin                            A                  10.3
               Securities, Inc. and Correspondent Services
               Corporation

10.3           1996 Stock Plan                                              C               Appendix A

10.4           Indemnification Agreement, dated                             B                  10.9
               November 14, 1995, between the Registrant
               and Edward J. Casey

10.5           Indemnification Agreement, dated February                    D                  10.6
               5, 1998, between the Registrant and
               Edmund McCormick

10.6           Stock Option Agreement, dated January 11,                    F                  10.7
               1999, between the Registrant and David O.
               Lindner

10.6.1         Schedule of Omitted Document in the form                     F                 10.7.1
               of Exhibit 10.6, including material detail in
               which such document differs from Exhibit
               10.6

10.7           Stock Option Agreement, dated January 11,                    F                  10.8
               1999, between the Registrant and Edward
               J. Casey

10.7.1         Schedule of Omitted Document in the form                     F                 10.8.1
               of Exhibit 10.7, including material detail in
               which such document differs from Exhibit
               10.7

10.8           Restricted Stock Agreement, dated January                    F                  10.9
               11, 1999, between the Registrant and Barry
               Shapiro

10.9           Agreement, dated as of June 2, 1999,                         G                 10.10
               between Individual Investor Group, Inc.,
               Registrant and VentureHighway.com Inc.

                                                                       Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                            from Document          Document           Page
------         -----------                                            -------------          --------           ----
10.10          Stockholder Agreement, dated as of June 2,                   G                 10.11
               1999, between Individual Investor Group,
               Inc., Registrant and VentureHighway.com
               Inc.

10.11          Stock Option Agreement, dated as of July 8,                  H                 10.10
               1999, between the Company and Harold
               Paul

10.12          Amendment, dated as of March 24, 2000, to                    --                  --             Filed
               Agreement dated as of June 2, 1999,                                                            Herewith
               between Individual Investor Group, Inc.,
               Registrant and VentureHighway.com Inc.

21             List of Subsidiaries                                                             --             Filed
                                                                                                              Herewith

27.1           Financial Data Schedule (12/31/99)                           --                  --             Filed
                                                                                                              Herewith

99             Risk Factors                                                 -                   -              Filed
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

B.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.

C.   Registrant's Definitive Proxy Statement dated May 8, 1996.

D.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1997.

E.   Registrant's Form 10-KSB for the fiscal quarter ended March 31, 1998.

F.   Registrant's Form 10-KSB for the fiscal year ended December 31, 1998.

G. Current Report on Form 8-K of Individual Investor Group, Inc. (SEC File No. 1-10932), dated June 16, 1999.

H.   Registrant's Form 10-QSB for the fiscal quarter ended June 30, 1999.