Form 10KSB/A
period 1999-12-31
KIRLIN HOLDING CORP
filed 2000-05-01
CIK 930797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1999
                          --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________

Commission file number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
                            -------------------------
                 (Name of small business issuer in its charter)


       Delaware                                                 11-3229358
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 6901 Jericho Turnpike, Syosset, New York                         11791
----------------------------------------------         ------------------------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number:   (800) 899-9400
                            ---------------


     The undersigned registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

     Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Item 10:  Executive Compensation.

     Item 11:  Security Ownership of Certain Beneficial Owners and Management.

     Item 12:  Certain Relationships and Related Transactions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     As of April 24, 2000, the Company's directors and executive officers and their ages and positions are as follows:

        Name              Age                         Position
        ----              ---                         --------

  David O. Lindner        37               Chairman, Chief Executive Officer
                                           and Director

  Anthony J.  Kirincic    38               President, Chief Financial Officer,
                                           Secretary and Director

  Edward J.  Casey        39               Director

  Harold Paul             52               Director


     David O. Lindner has been Chairman of the Board and Chief Executive Officer of the Company and of the Company's wholly-owned subsidiary, Kirlin Securities, Inc., since their inception in 1994 and 1987, respectively. Mr. Linder is also a director of the Company's majority-owned subsidiary, VentureHighway.com Inc.

     Anthony J. Kirincic has been President, Chief Financial Officer and a director of the Company since its inception, Chief Financial Officer and a director of Kirlin Securities since its inception and President of Kirlin Securities from its inception until July 1999. Mr. Kirincic is also a director of VentureHighway.com.

     Edward J. Casey has been a director of the Company since November 1995. Since June 1992, Mr. Casey has been an attorney at McClintock, Weston, Benshoof, Rochefort, Rubalcava and MacCuish. From August 1985 to June 1992, Mr. Casey was an attorney at Alschuler, Grossman and Pines. Mr. Casey obtained his Bachelor of Arts degree from Hofstra University in 1982 and his Juris Doctor from the University of Chicago in 1985. Mr. Casey is a member of the Board of Directors and Chairman of Environmental Committee, Los Angeles Headquarters Association and is a member of the Urban Land Institute.

     Harold Paul has been a director of the Company since July 1999. Since July 1999, Mr. Paul has been a partner at Paul & Rosen LLP., a law firm specializing in securities matters, and prior to that time and for more than five years, a partner at Berger & Paul LLP. Mr. Paul has been a director of Ariel Corporation since June 1995.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information in this Item 10 gives effect to the Company's two-for-one stock splits effected in December 1997, July 1999 and March 2000.

     The following table sets forth information concerning compensation for the fiscal years indicated for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other most highly compensated executive officers whose compensation was in excess of $100,000 during the fiscal year ended December 31, 1999.

                                                SUMMARY COMPENSATION TABLE

                                                                                                           Long-Term
                                                              Annual Compensation(1)                     Compensation
                                                   -------------------------------------------           -------------
                                                                                  Other Annual              Number of
Name and Principal                                  Salary         Bonus          Compensation              Options
Position                               Year          ($)            ($)              ($)(2)                   (#)
------------------                     ----        ------        -------          ----------              -----------
David O. Lindner                       1999        325,000       500,000            511,525               264,000(3)
         Chief Executive               1998        325,000       275,000             75,369                   --
         Officer                       1997        325,000       400,000(4)          177,928                  --

Anthony J. Kirincic                    1999        325,000       500,000            511,525               264,000(3)
         President                     1998        325,000       275,000             75,369                   --
                                       1997        325,000       400,000(4)          177,928                  --



(1) The compensation is paid by the Company's wholly-owned subsidiary, Kirlin Securities, Inc.

(2) Represents brokerage commissions and (i) in 1999 also represents (a) the value of membership interests ($98,125) in Greenleaf Capital Partners II LLC., a private investment partnership, issued to each of Messrs. Lindner and Kirincic and (b) the value of the personal use of a Company- leased automobile ($3,500); and (ii) in 1997 includes cash received ($87,807.50) by each of Messrs. Lindner and Kirincic in the Company's exchange offer of its outstanding stock options and warrants, and the value of membership interests ($87,500) in Greenleaf Capital Partners LLC, a private investment partnership, issued to each of Messrs. Lindner and Kirincic.

(3) As an additional bonus in recognition for their services and the Company's performance in 1999, on February 2, 2000, each of Messrs. Lindner and Kirincic were granted options to purchase 7.5% (or 499,484 shares) of the shares of common stock of VentureHighway.com Inc. which are held by the Company, at a per share price of $ 3.57. The option is exercisable until February 1, 2005. The exercise price may be paid in cash and/or common stock of the Company.

(4) Approximately one-half of this amount ($199,750) was paid in cash and the balance was paid by the issuance of the Company's Common Stock under the Company's 1994 Stock Plan, which was valued at the last sale price of the Common Stock ($1.46875) on the date of the award. Accordingly, each of Messrs. Lindner and Kirincic were issued 136,000 shares.

     The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended December 31, 1999, and the percentage that such options relate to the stock options granted to all employees during such fiscal year:

                                        OPTIONS/SHARES GRANTS IN LAST FISCAL YEAR

                                                Individual Grants
                                       ----------------------------------
                                                              % of Total
                                                            Options/Shares                       Market
                                                              Granted to         Exercise       Price on
                                       Options/Shares        Employees in          Price         Date of       Expiration
Name                                     Granted(#)           Fiscal Year        ($/Share)      Grant ($)         Date
-----                                  --------------       ---------------      ---------      ---------       ---------
David O. Lindner                         264,000(1)              20.1%            0.96875        0.96875        1/10/09
         Chairman of the Board

Anthony J. Kirincic                      264,000(1)              20.1%            0.96875        0.96875        1/10/09
         President


(1) Represents option to purchase 264,000 shares of Common Stock pursuant to the Company's 1996 Plan, as to which options to purchase 88,000 shares became exercisable on January 11, 2000, and options to purchase 88,000 shares will become exercisable on each of January 11, 2002 and 2003.

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at December 31, 1999, and their value at that date if such options were in-the-money:

                                              1999 Year-End Option Values
                                  ----------------------------------------------
                                  Number of securities underlying                 Value of securities underlying
                                       unexercised options at                   unexercised in-the-money options at
     Name                                 December 31, 1999                             December 31, 1999(1)
    -----                      -------------------------------------           ------------------------------------
                               Exercisable             Unexercisable           Exercisable           Unexercisable
                               -----------             -------------           -----------           -------------
David O. Lindner                    0                     264,000              $     0                 $ 882,750

Anthony J. Kirincic                 0                     264,000              $     0                 $ 882,750


(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 1999 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $4.3125, the closing price of the Common Stock on December 31, 1999.

     The executive officers named above did not exercise any options during the fiscal year ended December 31, 1999.

Compensation Arrangements

     The Company does not have written employment agreements with Messrs. Lindner or Kirincic. Messrs. Lindner and Kirincic are paid a salary at an annual rate of $325,000. Messrs. Lindner and Kirincic and a non-executive officer of Kirlin pool their respective customer accounts and share equally (one-third each) in the commissions generated by such accounts. In addition, Kirlin issues to each of Messrs. Lindner and Kirincic 162/3% of any underwriter warrants or equity issuable to Kirlin in connection with its investment banking activities.

     The Company's directors who are not employed by the Company, presently Messrs. Casey and Paul, receive an annual directors' fee of $15,000 payable quarterly.

     On February 2, 2000, Messrs. Lindner and Kirincic each were granted options to purchase 100,000 shares of Common Stock for $4.0315 (the last sale price of the Common Stock on the trading day immediately preceding the date of grant) per share through February 1, 2010 which options become exercisable as to one-third of the shares on February 1 in each of the years 2001, 2002 and 2003. In addition, on February 2, 2000, Messrs. Casey and Paul each were granted options to purchase 10,000 shares of Common Stock for $4.0315 per share through February 1, 2010, which options were immediately exercisable.

Stock Option Plans

     In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan"), which originally covered 4,800,000 shares (split adjusted) of the Company's Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non- qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1994 Plan will terminate at such time that no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until August 1, 2004. The 1994 Plan is administered by the Board of Directors. To the extent permitted under the provisions of the 1994 Plan, the Board of Directors has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1994 Plan. In June 1996, the Company adopted the 1996 Stock Plan ("1996 Plan"), originally covering 8,000,000 shares (split adjusted) of the Company's Common Stock, which is substantially identical to the 1994 Plan except that incentive options may be granted until April 10, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 24, 2000 (on which date 12,559,392 shares of the Company's Common Stock were outstanding), with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and nominee,
(iii) each executive officer whose compensation exceeded $100,000 in fiscal 1998, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                           Amount and Nature of   Percent
Name of Beneficial Owner(1)                Beneficial Ownership   of Class
------------------------                   --------------------   --------

David O. Lindner...............                2,984,000(2)        23.6%

Anthony J. Kirincic............                2,984,000(2)        23.6%

Edward J. Casey................                   36,000(3)          *

Harold Paul....................                   34,000(4)          *

All Executive Officers
  and Directors as a Group (4 persons)...      6,038,000(5)        47.3%

---------------------------------

*    Less than 1%.

(1) The business address of Messrs. Lindner and Kirincic is 6901 Jericho Turnpike, Syosset, New York 11791. Mr. Casey's business address is 444 South Flower Street, 43rd Floor, Los Angeles, California 90071. Mr. Paul's business address is 420 Lexington Avenue, Suite 2400, New York, New York 10171.

(2) Includes 88,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable. Excludes 276,000 shares of Common Stock of the Company issuable upon the exercise of options that are not exercisable within the next sixty days.

(3) Includes 30,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

(4) Includes 20,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable. Also includes (i) 6,000 shares of common stock held jointly by Mr. Paul and his wife, and (ii) 8,000 shares of common stock held in Mr. Paul's individual retirement account.

(5) Includes 226,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable. Excludes 552,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within the next sixty days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIRLIN HOLDING CORP.
                                            (Registrant)

Dated:   May 1, 2000                                /s/ Anthony J. Kirincic
                                            By:  ---------------------------
                                                 Name:   Anthony J. Kirincic
                                                 Title:  President