Form 10QSB
period 2000-03-31
KIRLIN HOLDING CORP
filed 2000-05-15
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Act of 1934

For the quarterly period ended March 31, 2000
                               --------------


____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                 Delaware                            11-3229358
     ------------------------------             -------------------
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

 ------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                Yes X            No
                   ---              ---.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 2000, Issuer had outstanding 12,559,392 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES


Consolidated Statements of Financial Condition

                                                                                         March 31,         December 31,
                                                                                           2000                1999
                                                                                      ----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:

Cash and cash equivalents                                                             $     6,073,912    $       8,445,532
Due from Clearing Broker                                                                    7,593,187            5,716,261
Securities Owned, at market value:
   U.S. government and agency obligations                                                     650,855              446,509
   State and municipal obligations                                                            282,384              589,388
   Corporate bonds and other securities                                                    10,344,772           10,859,089
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $1,363,852 and $1,246,173 for
   March 31, 2000 and December 31, 1999, respectively                                       1,548,868            1,275,727
Other Assets                                                                                4,122,220            3,740,513
Goodwill, net of accumulated amortization of $1,388 for March 31, 2000                        408,120
                                                                                      ----------------   ------------------

               Total assets                                                           $    31,024,318    $      31,073,019
                                                                                      ================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $       504,753    $         818,574
   Accrued compensation                                                                     4,556,068            4,232,264
   Accounts payable and accrued expenses                                                    1,271,129            1,054,095
   Income taxes payable (including deferred taxes payable of $2,715,308
      and $3,482,940, respectively)                                                         3,406,131            4,549,825
                                                                                      ----------------   ------------------

               Total liabilities                                                            9,738,081           10,654,758
                                                                                      ----------------   ------------------

Minority Interest in Subsidiary                                                             2,602,331            2,676,080
                                                                                      ----------------   ------------------

Commitments

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 15,000,000 shares,
      issued and outstanding 12,544,392 and 12,495,256 shares, respectively                     1,255                1,250
   Additional paid-in capital                                                               8,300,943            8,327,793
   Retained earnings                                                                       10,381,708            9,413,138
                                                                                      ----------------   ------------------

               Total stockholders' equity                                                  18,683,906           17,742,181
                                                                                      ----------------   ------------------

               Total liabilities and stockholders'  equity                            $    31,024,318    $      31,073,019
                                                                                      ================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Income

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                         2000                1999
                                                                                    ----------------   ------------------
                                                                                                (Unaudited)
Revenues:
   Principal transactions, net                                                      $     7,893,374    $       4,286,271
   Commissions                                                                            5,211,373            2,554,215
   Investment Banking                                                                                            425,250
   Merchant Banking                                                                         264,476             (172,168)
   Other income                                                                             562,670              135,375
   Increase in value attributable to subsidiary                                             306,999
                                                                                    ----------------   ------------------

                                                                                         14,238,892            7,228,943
                                                                                    ----------------   ------------------
Expenses:
   Employee compensation and benefits                                                     9,843,766            3,991,841
   Promotion and advertising                                                                626,913              273,022
   Clearance and execution charges                                                          556,054              322,279
   Occupancy and communications                                                           1,077,644              668,418
   Professional fees                                                                        635,111              226,940
   Interest                                                                                  33,160               53,102
   Other                                                                                    404,165              231,720
                                                                                    ----------------   ------------------

                                                                                         13,176,813            5,767,322
                                                                                    ----------------   ------------------

               Income before income tax provision and minority interest                   1,062,079            1,461,621

Income tax provision (Note 3)                                                               342,204              466,182
                                                                                    ----------------   ------------------

               Income before minority interest in loss of subsidiary                        719,875              995,439

Minority interest in loss of subsidiary                                                     248,695
                                                                                    ----------------   ------------------

          Net income                                                                $       968,570    $         995,439
                                                                                    ================   ==================

Basic earnings per common share (Note 4)                                            $          0.08    $            0.09
                                                                                    ================   ==================

Diluted earnings per common share (Note 4)                                          $          0.07    $            0.09
                                                                                    ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 2000
(Unaudited)

                                     Common Stock            Additional
                             -----------------------------     Paid-in         Retained
                                Shares        Par Value        Capital         Earnings        Total
                             --------------  -------------   -------------   -------------  -------------
Stockholders' equity,
  January 1, 2000               12,495,256   $      1,250   $   8,327,793    $  9,413,138   $ 17,742,181

Stock issuance                      85,636              9          84,928                         84,937

Stock forfeiture                   (36,500)            (4)       (111,778)                      (111,782)

Net income                                                                        968,570        968,570
                             --------------  -------------  --------------   -------------  -------------

Stockholders' equity,
  March 31, 2000                12,544,392   $      1,255   $   8,300,943    $ 10,381,708   $ 18,683,906
                             ==============  =============  ==============   =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                           2000                1999
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $        968,570     $      995,439
                                                                                    -------------------  -----------------
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                       188,487             81,298
         Deferred income taxes                                                             (767,632)            481,752
         Investment by minority shareholders                                                 174,946
         Minority interest in loss of subsidiary                                            (248,695)
         Noncash compensation, net of forfeiture                                             (83,718)           267,375
         Decrease in securities owned, at market value                                       616,975          1,104,718
         (Increase) in receivable from clearing broker                                    (1,876,926)
         (Increase) in other assets                                                         (381,707)          (572,032)
         (Decrease) increase in securities sold, not yet
           purchased, at market value                                                       (313,821)           373,223
         (Decrease) in payable to clearing broker                                                            (2,733,994)
         Increase in accrued compensation                                                    323,804            215,874
         Increase in accounts payable, accrued expenses                                       88,590             45,100
         (Decrease) in income taxes payable                                                 (376,062)            (1,096)
                                                                                    -------------------  -----------------

               Total adjustments                                                          (2,655,579)          (737,782)
                                                                                    -------------------  -----------------

               Net cash (used in) provided by operating activities                        (1,687,189)            257,657
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (460,240)          (155,796)
   Goodwill                                                                                 (281,064)
                                                                                    -------------------  -----------------
               Net cash used in investing activities                                        (741,304)          (155,796)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                   56,873
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                      56,873
                                                                                    -------------------  -----------------

Net (decrease) increase in cash and cash equivalents                                      (2,371,620)           101,861

Cash and cash equivalents, beginning of period                                             8,445,532             85,092
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $      6,073,912     $      186,953
                                                                                    ===================  =================

Supplemental information:
   Interest paid                                                                    $         22,029     $       53,102
   Income taxes paid                                                                $      1,524,893     $        3,248



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization and Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp. ("Greenleaf"), First Long Island Securities, Inc. ("First Long Island"), and its majority-owned (63.7%) subsidiary, VentureHighway.com Inc. ("VentureHighway") (collectively the "Company"). The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operates a branded web site designed to match companies seeking funding with qualified investors. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of First Long Island, which continues its operations as a retail-oriented brokerage firm. This acquisition was accounted for under the purchase method of accounting. Primarily all activity of the Company has been through Kirlin. All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

2.   Stockholders' Equity

     On June 29, 1999, the Company's Board of Directors declared a 2-for-1 stock split accomplished by declaration of a 100% stock dividend payable on July 30, 1999, to all stockholders of record on July 14, 1999. The share amounts contained in this report have been adjusted to reflect the stock split.

     On February 2, 2000, the Company's Board of Directors declared a 2-for-1 stock split accomplished by declaration of a 100% stock dividend payable on March 1, 2000, to all stockholders of record on February 15, 2000. The share amounts contained in this report have been adjusted to reflect the stock split.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

3.   Income Taxes

     The Company files consolidated federal income tax returns and separate Company state income tax returns. VentureHighway will file federal income tax returns on a stand-alone basis.

4.   Earnings Per Share

     Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                     Income             Shares         Per-Share
                                                   (Numerator)       (Denominator)       Amount
                                                  --------------     --------------    -----------
          Three months ended March 31, 2000:

                Basic EPS:

                   Income available to
                     common stockholders          $    968,570         12,540,751      $    0.08

                   Effect of Dilutive
                     Securities - options                                 822,392
                                                  -------------     --------------     ----------

                Diluted EPS:

                   Income available to common
                     stockholders and assumed
                     Exercise                     $    968,570         13,363,143      $    0.07
                                                  ============     ==============      ==========

         Three months ended March 31, 1999:

               Basic EPS:

                  Income available to
                    common stockholders          $     995,439         11,456,389      $    0.09

                  Effect of Dilutive
                    Securities - options                                  168,188
                                                 ------------      --------------      ----------
               Diluted EPS:

                  Income available to common
                    stockholders and assumed
                    exercise                     $     995,439         11,624,577      $    0.09
                                                 =============     ==============     ==========

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

5.   Subsequent Events

     On April 3, 2000, VentureHighway acquired all of the outstanding capital stock of Princeton Investments Holding Corp., which in turn, owns all of the outstanding capital stock of Princeton Securities Corporation, a retail-oriented brokerage firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in this Form 10-KSB and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in Form 10-KSB for the year ended December 31, 1999. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

     Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

     Principal transactions, net for the three-month period ended March 31, 2000 increased 84.2% to $7,893,374 from $4,286,271 in 1999. The increase is primarily attributable to an increase in equity business generated by additional registered representatives offset by a lower increase in the appreciation in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities.

     Commissions for the three-month period ended March 31, 2000 increased 104.0% to $5,211,373 from $2,554,215 in 1999. The increase is primarily attributable to the Company's increased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities as well as the addition of registered representatives.

     Investment banking for the three-month period ended March 31, 2000 was inactive as compared to $425,250 in 1999.

     Merchant banking for the three-month period ended March 31, 2000 increased 253.6% to $264,476 from $(172,168) in 1999 primarily as a result of appreciation in the value on investments owned by the Company.

     Other income for the three-month period ended March 31, 2000 increased 315.6% to $562,670 from $135,375 in 1999. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from the clearing broker, as well as other broker dealers it conducts business. Other income also increased due to interest income from funds held in money market funds.

     Increase in value attributable to subsidiary for the three-month period ended March 31, 2000 amounted to $306,999. This line item did not exist during the three-month period ended March 31, 1999. The increase is primarily attributable to the increase in the value of the Company's investment in its subsidiary, VentureHighway, arising from the change in the Stock subscription receivable VentureHighway has related to an advertising barter transaction it has with a minority shareholder.

     Employee compensation and benefits for the three-month period ended March 31, 2000 increased 146.6% to $9,843,766 from $3,991,841 in 1999. Since employee compensation to the Company's traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. In addition, during the past year the Company has increased its roster of employees and has increased certain benefits to its employees.

     Promotion and advertising for the three-month period ended March 31, 2000 increased 129.6% to $626,913 from $273,022 in 1999 primarily as a result of the Company's planned increase in advertising expenditures and expenses related to VentureHighway.

     Clearance and execution charges for the three-month period ended March 31, 2000 increased 72.5% to $556,054 from $322,279 in 1999 as a result of higher ticket volume, which is also reflective of the increase in the Company's roster of registered representatives.

     Occupancy and communications costs for the three-month period ended March 31, 2000 increased 61.2% to $1,077,644 from $668,418 in 1999. This increase is a result of the establishment and operations of additional branch offices, the establishment of two new companies, and the increase in the number of employees.

     Professional fees for the three-month period ended March 31, 2000 increased 179.9% to $635,111 from $226,940 in 1999 primarily as a result of computer consultation related to the Company's websites and networks, professional recruitment fees related to the search of a new Chief Executive Officer for VentureHighway, and legal consultation related to new business ventures and general business consultation.

     Interest expense for the three-month period ended March 31, 2000 decreased 37.6% to $33,160 from $53,102 in 1999 as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses for the three-month period ended March 31, 2000 increased 74.4% to $404,165 from $231,720 in 1999 as a result of expenses related to syndicate liabilities, continuous improvement and maintenance of the Company's websites, and regulatory fees and general office expenses related to the increase in the number of employees. General office expenses also increased due to the organization of a new subsidiary.

     Income tax provision for the three-month period ended March 31, 2000 was $342,204 as compared to $466,182 in the comparable period in 1999, which follows the decrease in income before this income tax provision.

     Net income of $968,570 for the three-month period ended March 31, 2000 compares to net income of $995,439 for the three-month period ended March 31, 1999. This resulted primarily from the increase in revenues, offset by increases in expenses as discussed above.

Liquidity and Capital Resources

     Due from Clearing Broker amounted to $7,593,187 at March 31, 2000 as compared to $5,716,261 at December 31, 1999. This shift results primarily from reduced inventory purchased on margin and increased receivables related to agency commission business at March 31, 2000.

     Securities owned, at market value, at March 31, 2000 were $11,278,011 as compared to $11,894,986 at December 31, 1999. This 5.2% decrease is primarily attributable to a decrease in securities held in inventory for resale to its customers. Approximately 51% of the Company's assets at March 31, 2000 were comprised of cash and highly liquid securities.

     Furniture, Fixtures and Leasehold Improvements, net, at March 31, 2000, increased to $1,548,868 as compared to $1,275,727 at December 31, 1999. This 21.4% increase results from the renovation of the Company's offices, and the purchase of additional computer hardware and furniture to support the increase in the number of employees.

     Other assets increased to $4,122,220 at March 31, 2000, from $3,740,513 at December 31, 1999, a 10.2% increase. This increase is primarily attributable to a loan related to one of the Company's investment undertakings, offset by decreases in prepaid expense related to the issuance of restricted stock to various employees, which will be amortized over the respective vesting periods.

     Goodwill, net at March 31, 2000 amounted to $408,120. This line item did not exist in 1999. During March 2000 the Company acquired all of the outstanding capital stock of First Long Island Securities, Inc., a retail-oriented brokerage firm. The increase is attributable to the excess of the acquisition cost over the fair value of the net assets of this acquired Company.

     Securities sold short amounted to $504,753 at March 31, 2000 as compared to $818,574 at December 31, 1999. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $4,556,068 at March 31, 2000 as compared to $4,232,264 at December 31, 1999, a 7.7% increase attributable to increased revenues upon which commission income to registered representatives is based.

     Accounts payable and accrued expenses were $1,271,129 at March 31, 2000 as compared to $1,054,095 at December 31, 1999, a 20.6% increase primarily attributable to the payable related to the acquisition of First Long Island Securities, Inc. and payables related to the Company's general business.

     Income taxes payable (including deferred taxes payable) was $3,406,131 at March 31, 2000 as compared to $4,549,825 at December 31, 1999. This decrease is attributable to current taxes payable reflective of the adjustment for the current period's earnings. Additionally, deferred income taxes payable increased resulting from an increase in the value of certain securities positions in the Company's merchant banking portfolio and investment account; and the increase in value attributable to its subsidiary, VentureHighway.

     Minority interest in Subsidiary was $ 2,602,331 at March 31, 2000 as compared to $2,676,080 at March 31, 2000, a 2.8% decrease attributable to VentureHighway's net loss during the past quarter. Minority interest in Subsidiary is reflective of the investment by third parties in the voting stock of VentureHighway not held by the Company.

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

     On April 3, 2000, VentureHighway purchased all of the outstanding capital stock of Princeton Investments Holding Corp., which in turn is the sole stockholder of Princeton Securities Corporation, for a price equal to $300,000 plus Princeton Securities' stockholders' equity as of the close of business on the day immediately prior to the closing (estimated for closing purposes at $566,000). In addition, for a three-year period, the two former stockholders of Princeton Investments will be paid, in the aggregate, an override equal to 10% of monthly commissions generated by the registered representatives of Princeton Securities as of the closing date. The override payments are subject to downward adjustment based upon retention of these registered representatives. The purchase price was paid from VentureHighway's working capital and was accounted for under the purchase method of accounting.

     The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II: OTHER INFORMATION

ITEM 2:  SALES OF UNREGISTERED SECURITIES


                                                   Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of         Number Sold     Price Afforded to         Exemption from        Exercise or
Date of Sale      Security         or forfeited    Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------
    1/21/00       Common Stock         60,000      $37,500 cash                      4(2)                   N/A
                                                   consideration received
                                                   by the Company upon
                                                   exercise of employee
                                                   stock option under 1996
                                                   Stock Plan

     2/2/00       Options to          334,300      Options granted under             4(2)          Exercisable at
                  purchase                         1996 Stock Plan; no                             varying periods of
                  Common Stock                     cash consideration                              time ranging from 0
                                                   received by Company                             to 3 years from date
                                                   until exercise                                  of grant, at an
                                                                                                   exercise price of
                                                                                                   $4.0315 per share
                                                                                                   and all of which
                                                                                                   expire 10 years from
                                                                                                   date of grant

     2/2/00       Common Stock         2,000       Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company

    3/17/00       Common Stock         3,636       Restricted stock                  4(2)                   N/A
                                                   awarded to an employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   paid by the Company


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (3/31/00)


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

                                       Kirlin Holding Corp.
                                       --------------------
                                       (Registrant)




Dated:   May 15, 2000                  By:    /s/ Anthony J. Kirincic
                                          ---------------------------
                                          Anthony J. Kirincic
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit

Number            Description

27.               Financial Data Schedule (3/31/00)