Form 10QSB
period 2000-06-30
KIRLIN HOLDING CORP
filed 2000-08-14
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the
_____    Securities Act of 1934


For the quarterly period ended June 30, 2000
                               -------------


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       _______


                              KIRLIN HOLDING CORP.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



           Delaware                                  11-3229358
------------------------------                  ----------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No___ .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 10, 2000, Issuer had outstanding 12,772,851 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                          June 30,  December 31,
                                                            2000       1999
                                                         ---------- -----------
                                                         (Unaudited)
                                     ASSETS:

Cash and cash equivalents                                $ 3,970,184 $ 8,445,532
Due from Clearing Broker                                   5,066,688   5,716,261
Securities Owned, at market value:
   U.S. government and agency obligations                    470,645     446,509
   State and municipal obligations                           442,894     589,388
   Corporate bonds and other securities                    7,123,256  10,859,089
Furniture, Fixtures and Leasehold Improvements,
   at cost, net of accumulated depreciation of
   $1,718,941 and $1,246,173 for June 30, 2000
   and December 31, 1999, respectively                     2,164,944   1,275,727
Other Assets                                               4,927,452   3,740,513
Goodwill, net of accumulated amortization of
   $102,171 for June 30, 2000                              4,626,885        -
                                                         ----------- -----------

               Total assets                              $28,792,948 $31,073,019
                                                         =========== ===========

                     LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at
     market value                                        $   827,517 $   818,574
   Accrued compensation                                    3,017,682   4,232,264
   Accounts payable, accrued expenses and
     other current liabilities                             3,725,142   1,054,095
   Income taxes payable (including deferred
     taxes payable of $1,549,000
     and $3,482,940, respectively)                         1,860,818   4,549,825
                                                         ----------- -----------

               Total liabilities                           9,431,159  10,654,758
                                                         ----------- -----------

Minority Interest in Subsidiary                            2,255,167   2,676,080
                                                         ----------- -----------

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized
      15,000,000 shares, issued and outstanding
      12,772,851 and 12,495,256 shares, respectively           1,278       1,250
   Additional paid-in capital                              9,494,560   8,327,793
   Retained earnings                                       7,610,784   9,413,138
                                                         ----------- -----------

               Total stockholders' equity                 17,106,622  17,742,181
                                                         ----------- -----------
               Total liabilities and stockholders'
                 equity                                  $28,792,948 $31,073,019
                                                         =========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations

                                                                  Three-Months Ended                  Six-Months Ended
                                                                       June 30,                           June 30,
                                                           ----------------------------------  --------------------------------
                                                                2000               1999             2000            1999
                                                           ----------------  ----------------  --------------- ----------------
                                                                      (Unaudited)                       (Unaudited)
Revenues:
   Principal transactions, net                             $     2,517,055   $     6,124,358  $    10,410,429  $    10,410,629
   Commissions                                                   4,513,229         3,120,341        9,724,602        5,674,556
   Merchant Banking                                            (1,392,183)         1,429,379      (1,127,707)        1,257,211
   Investment Banking                                              325,000           509,808          325,000          935,058
   Other income                                                    484,171           265,772        1,046,841          401,147
   Increase in value attributable to subsidiary                    276,747                            583,746
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 6,724,019        11,449,658       20,962,911       18,678,601
                                                           ----------------  ---------------- ---------------- ----------------
Expenses:
   Employee compensation and benefits                            7,230,879         5,879,831       17,074,645        9,871,672
   Promotion and advertising                                       864,397           198,952        1,491,310          471,974
   Clearance and execution charges                                 512,295           274,152        1,068,349          596,431
   Occupancy and communications                                  1,267,443           791,483        2,345,087        1,459,901
   Professional fees                                               398,169           249,907        1,033,280          476,847
   Interest                                                        164,378            27,827          197,539           80,929
   Other                                                           647,101           212,838        1,051,265          444,558
                                                           ----------------  ---------------- ---------------- ----------------

                                                                11,084,662         7,634,990       24,261,475       13,402,312
                                                           ----------------  ---------------- ---------------- ----------------

   (Loss) income before benefit (provision) for income
       taxes                                                   (4,360,643)         3,814,668      (3,298,564)        5,276,289

(Loss) income tax benefit (provision) (Note 3)                   1,084,849       (1,656,877)          742,645      (2,123,059)
                                                           ----------------  ---------------- ---------------- ----------------

   (Loss) income before minority interest in loss of
       subsidiary                                              (3,275,794)         2,157,791      (2,555,919)        3,153,230

Minority interest in loss of subsidiary                            504,870              -             753,565             -
                                                           ----------------  ---------------- ---------------- ----------------

   Net (loss) income                                       $   (2,770,924)   $     2,157,791  $   (1,802,354)  $     3,153,230
                                                           ================  ================ ================ ================

Basic earnings per common share (Note 4)                   $        (0.22)   $          0.18   $       (0.14)  $          0.26
                                                           ================  ================ ================ ================

Diluted earnings per common share (Note 4)                 $        (0.22)   $          0.18   $       (0.14)  $          0.25
                                                           ================  ================ ================ ================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 2000
(Unaudited)

                                      Common Stock         Additional
                                -----------------------     Paid-in     Retained
                                   Shares     Par Value     Capital     Earnings      Total
                                -----------  ----------   ----------  -----------  -------------
Stockholders' equity,
  January 1, 2000               12,495,256   $  1,250   $  8,327,793  $ 9,413,138   $ 17,742,181

Stock issuance                     334,095         34      1,021,193                   1,021,227

Stock forfeiture                  (56,500)        (6)      (173,026)                   (173,032)

Subsidiary value enhancement                                 318,600                     318,600

Net loss                                                               (1,802,354)   (1,802,354)
                                ----------  ---------- ------------- -------------  ------------
Stockholders' equity,
  June 30, 2000                 12,772,851   $  1,278   $  9,494,560 $   7,610,784  $ 17,106,622
                                ==========  =========  ============= =============  ============

The accompanying notes are an integral part of these consolidated financials statements.

Consolidated Statements of Cash Flows

                                                                             Six Months Ended
                                                                                  June 30,
                                                                       ---------------------------------
                                                                           2000               1999
                                                                       --------------  -----------------
                                                                                 (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                   $ (1,802,354)      $   3,153,230
                                                                       --------------  -----------------
   Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
         Depreciation and amortization                                       550,394             51,857
         Deferred income taxes                                           (1,929,752)          1,739,192
         Investment by minority shareholders                                 332,652               -
         Minority interest in loss of subsidiary                           (753,565)               -
         Net compensation forfeited                                         (54,968)            440,813
         Provision for losses on accounts receivable                          50,640               -
         Decrease (increase) in securities owned, at market value          3,858,191        (1,804,903)
         Decrease (increase) in receivable from clearing broker            2,169,006        (2,748,543)
         Increase (decrease) in other assets                               (991,108)            264,510
         Increase in securities sold, not yet
           purchased, at market value                                          8,943            886,783
         (Decrease) in payable to clearing broker                                           (3,467,579)
         (Decrease) Increase in accrued compensation                     (1,329,288)          1,789,906
         (Decrease) increase in accounts payable, accrued expenses
           and other current liabilities                                 (2,307,207)             52,526
         (Decrease) increase in income taxes payable                       (772,757)            108,821
                                                                      --------------  -----------------

               Total adjustments                                         (1,168,819)        (2,688,617)
                                                                      --------------  -----------------

               Net cash (used in) provided by operating activities       (2,971,173)            466,613
                                                                      --------------  -----------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements            (1,063,213)          (256,797)
   Acquisition of other businesses, net of cash                            (816,437)              -
                                                                      --------------  -----------------

               Net cash used in investing activities                     (1,879,650)          (256,797)
                                                                      --------------  -----------------
Cash flows from financing activities:
   Issuance of common stock                                                   56,875            750,000
   Issuance of subsidiary common stock                                       318,600               -
                                                                      --------------   ----------------

               Net cash provided by financing activities                     375,475            750,000
                                                                      --------------   ----------------

Net (decrease) increase in cash and cash equivalents                     (4,475,348)            959,816

Cash and cash equivalents, beginning of period                             8,445,532             85,092
                                                                      --------------   ----------------

               Cash and cash equivalents, end of period               $    3,970,184      $   1,044,908
                                                                      ==============  =================

Supplemental information:
   Interest paid                                                      $       34,655      $      80,929
   Income taxes paid                                                  $    1,965,968      $      60,298

The accompanying notes are an integral part of these consolidated financials statements
                                                                               5

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.       Organization and Summary of Significant Accounting Policies


         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp. ("Greenleaf"), First Long Island Securities, Inc. ("First Long Island"), its majority-owned (63.7%) subsidiary, VentureHighway.com Inc. ("VentureHighway"), and its minority-owned (33.1%) subsidiary, ParentNet, Inc. ("ParentNet") (collectively the "Company"). VentureHighway's consolidated financial statements include the accounts of Princeton Investment Holding Corp. ("Princeton") and Princeton Securities Corporation. The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operates a branded web site designed to match companies seeking funding with qualified investors. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of First Long Island, which continues its operations as a retail-oriented brokerage firm. On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton, which continues its operations as a retail-oriented brokerage firm. These acquisitions were accounted for under the purchase method of accounting.

         On April 14, 2000, the Company acquired approximately 33% of the outstanding capital stock of ParentNet, Inc. from its founders. This acquisition resulted in the Company taking an active role in the management of ParentNet. Additionally, two of the Company's officers became the sole directors of ParentNet. During May 24, 2000, the Company issued 233,459 shares of common stock at a price of $3.625 in exchange to holders of ParentNet units, which consisted of a 12% secured promissory note in the amount of $50,000 and a warrant to purchase 25,000 shares of common stock of ParentNet. Finally, effective July 5, 2000 the Company converted the ParentNet units it received in the exchange offer, together with other loans it had made directly to ParentNet, for capital stock of ParentNet. Following these conversions, the Company owned approximately 81% of the outstanding capital stock of ParentNet. Since the Company exhibits control over ParentNet, it was required under Generally Accepted Accounting Principles to consolidate its financial statements with those of ParentNet. ParentNet's net loss for the six-month period ended June 30, 2000 amounts to $1,670,196 and the net loss for the period April 14, 2000 (the Company's acquisition date) to June 30, 2000 amounts to $610,266, which is reflected in the consolidated financial statements at June 30, 2000.

         All material intercompany transactions and balances have been eliminated in consolidation. Kirlin has offices in New York, New Jersey and California.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.



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

         On May 24, 2000, the Company issued 233,459 shares of common stock at a price of $3.625 in exchange to holders of ParentNet units, which consisted of a 12% secured promissory note in the amount of $50,000 and a warrant to purchase 25,000 shares of common stock of ParentNet.

         On June 30, 2000, the Company adjusted additional paid-in capital in the amount of $318,600 in order to reflect the sale of common stock of ParentNet. The Company's investment in ParentNet resulted in accounting for 100% of ParentNet's stockholder deficit, which entitled it to an equity adjustment upon the issuance of additional common stock of ParentNet.



3.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. VentureHighway, Princeton, and ParentNet will file federal income tax returns on a stand-alone basis.


4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                          Income           Shares     Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        ------------    -----------   ----------

Three months ended June 30, 2000:

    Basic EPS:

      Loss available to common
       stockholders                    $ (2,770,924)    12,654,353   $   (0.22)

      Effect of Dilutive Securities -
       options
                                        ------------    -----------   ----------

    Diluted EPS:

      Loss available to common
       stockholders and assumed
       exercise                        $ (2,770,924)   12,654,353    $   (0.22)
                                       ============    ===========   ==========


Three months ended June 30, 1999:

    Basic EPS:

      Income available to common
       stockholders                    $  2,157,791    11,714,528    $     0.18

      Effect of Dilutive Securities -
       options                                            280,892
                                        ------------   -----------   ----------

    Diluted EPS:

      Income available to common
       stockholders and assumed
       exercise                        $  2,157,791    11,995,420     $    0.18
                                       ============    ===========    =========

                                          Income           Shares     Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        ------------    -----------   ----------
Six months ended June 30, 2000:

    Basic EPS:

      Loss available to common
       stockholders                    $ (1,802,354)   12,597,553     $  (0.14)

      Effect of Dilutive Securities -
       options
                                        ------------   -----------   ----------

    Diluted EPS:

      Loss available to common
       stockholders and assumed
       exercise                        $ (1,802,354)   12,597,553     $  (0.14)
                                       ============    ===========    =========


Six months ended June 30, 1999:

    Basic EPS:

      Income available to common
       stockholders                    $  3,153,230    12,220,816     $    0.26

      Effect of Dilutive Securities -
       options                                            224,540
                                        -----------   -----------    ----------


    Diluted EPS:

      Income available to common
       stockholders and assumed
       exercise                        $ 3,153,230      12,445,356     $   0.25
                                       ============    ===========     =========

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


ParentNet, Inc.

         On April 14, 2000, the Company acquired approximately 33% of the outstanding capital stock of ParentNet, Inc. from its founders. This acquisition resulted in the Company taking an active role in the management of ParentNet. Additionally, two of the Company's officers became the sole directors of ParentNet. During May 24, 2000, the Company issued 233,459 shares of common stock at a price of $3.625 in exchange to holders of ParentNet units, which consisted of a 12% secured promissory note in the amount of $50,000 and a warrant to purchase 25,000 shares of common stock of ParentNet. Finally, effective July 5, 2000 the Company converted the ParentNet units it received in the exchange offer, together with other loans it had made directly to ParentNet, for capital stock of ParentNet. Following these conversions, the Company owned approximately 81% of the outstanding capital stock of ParentNet. Since the Company exhibits control over ParentNet, it was required under Generally Accepted Accounting Principles to consolidate its financial statements with those of ParentNet. ParentNet's net loss for the six-month period ended June 30, 2000 amounts to $1,670,196 and the net loss for the period April 14, 2000 (the Company's acquisition date) to June 30, 2000 amounts to $610,266, which is reflected in the consolidated financial statements at June 30, 2000.


Results of Operations

         Principal transactions, net for the three and six-month periods ended June 30, 2000 decreased 58.9% and 0.0%, respectively, to $2,517,055 and $10,410,429 from the comparable periods in 1999. The decrease is primarily attributable to a decrease in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities. To a lesser extent revenue related to fixed income securities decreased due to an increase in commission business identified in the next paragraph.

         Commissions for the three and six-month periods ended June 30, 2000 increased 44.6% and 71.4%, respectively, to $4,513,229 and $9,724,602 from the comparable periods in 1999. The increase is primarily attributable to the Company's increased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities. Additionally, this line item contains subscription revenue related to ParentNet.

         Merchant banking for the three and six-month periods ended June 30, 2000 decreased 197.4% and 189.7%, respectively, to $(1,329,183) and $(1,127,707)
from the comparable periods in 1999 primarily as a result of depreciation in the value of investments owned by the Company.

         Investment banking for the three and six-month periods ended June 30, 2000 decreased 36.3% and 65.2%, respectively, to $325,000 from the comparable periods in 1999. The decrease is primarily attributable to fewer investment banking fees collected by the Company during the current year. Such fees are generated from acting as placement agent related to bridge loan financings and private placements.

         Other income for the three and six-month periods ended June 30, 2000 increased 82.2% and 161.0%, respectively, to $484,171 and $1,046,841 from the comparable periods in 1999. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from the clearing broker, as well as other broker dealers it conducts business. Other income also increased due to interest income from funds held in money market funds.

         Increase in value attributable to subsidiary for the three and six-month periods ended June 30, 2000 amounted to $276,747 and $583,746, respectively. This line item did not exist during the three and six-month periods ended June 30, 1999. The increase is primarily attributable to the increase in the value of the Company's investment in its subsidiary, VentureHighway, arising from the change in the Stock subscription receivable VentureHighway has related to an advertising barter transaction it has with a minority shareholder.

         Employee compensation and benefits for the three and six-month periods ended June 30, 2000 increased 23.0% and 73.0%, respectively, to $7,230,879 and $17,074,645 from the comparable periods in 1999. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. In addition, during the past year the Company has increased its roster of employees and has increased certain benefits to its employees. Additionally, the past quarter's results are reflective for the first time of the increase in compensation costs directly related to the ParentNet acquisition.

         Promotion and advertising for the three and six-month periods ended June 30, 2000 increased 334.5% and 216.0%, respectively, to $864,397 and $1,491,310 from the comparable periods in 1999 primarily as a result of the Company's planned increase in advertising expenditures related to VentureHighway. During 1999, VentureHighway sold a portion of its outstanding capital stock to a company which agreed to provide advertising and promotion over a 30-month period, which did not begin until the third quarter of 1999. For the three and six-month periods ended June 30, 2000, the Company spent approximately $500,000 and $900,000, respectively, of this advertising and promotion.

         Clearance and execution charges for the three and six-month periods ended June 30, 2000 increased 86.9% and 79.1%, respectively, to $512,295 and $1,068,349 from the comparable periods in 1999 as a result of higher ticket volume.

         Occupancy and communications costs for the three and six-month periods ended June 30, 2000 increased 60.1% and 60.6%, respectively, to $1,267,443 and $2,345,087 from the comparable periods in 1999. This increase is a result of the establishment and operations of additional retail brokerage branch offices, the establishment of two new companies, the acquisition of two retail brokerage companies, the consolidation of its investment in ParentNet into the Company's financial statements, and the increase in the number of employees.

         Professional fees for the three and six-month periods ended June 30, 2000 increased 59.3% and 116.7%, respectively, to $398,169 and $1,033,280 from the comparable periods in 1999 primarily as a result of computer consultation related to the Company's websites and networks, professional recruitment fees related to the search of a new Chief Executive Officer for VentureHighway, and legal consultation related to new business ventures and general business consultation.

         Interest expense for the three and six-month periods ended June 30, 2000 increased 490.7% and 144.1%, respectively, to $164,378 and $197,539 from the comparable periods in 1999. Interest expense increased substantially due to accrued interest related to secured promissory notes related to ParentNet, which arose for the first time for the Company during the past quarter. For the retail brokerage entities, interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and six-month periods ended June 30, 2000 increased 204.0% and 136.5%, respectively, to $647,101 and $1,051,265 from the comparable periods in 1999 as a result of expenses related to syndicate liabilities, continuous improvement and maintenance of the Company's websites, and regulatory fees and general office expenses related to the increase in the number of employees. General office expenses also increased due to the organization of a new subsidiary, and the acquisition of two companies as well as the consolidation of ParentNet into the companies financial statements.

         Income tax benefit for the three and six-month periods ended June 30, 2000 were $1,084,849 and $742,645, respectively, which follows the decrease in income before this income tax benefit.

         Net loss of $2,770,924 and $1,802,354, respectively, for the three and six-month periods ended June 30, 2000 compares to net income of $2,157,791 and $3,153,230 for the three and six-month periods ended June 30, 1999. This resulted primarily from the decrease in revenues offset by increases in expenses as discussed above.


Liquidity and Capital Resources

         Due from Clearing Broker amounted to $5,066,688 at June 30, 2000 as compared to $5,716,261 at December 31, 1999. This shift results primarily from reduced inventory purchased on margin and decreased receivables related to agency commission business at June 30, 2000.

         Securities owned, at market value, at June 30, 2000 were $8,036,795 as compared to $11,894,986 at December 31, 1999. This 32.4% decrease is primarily attributable to a decrease in securities held in inventory for resale to its customers. Approximately 38% of the Company's assets at June 30, 2000 were comprised of cash and highly liquid securities.

         Furniture, Fixtures and Leasehold Improvements, net, at June 30, 2000, increased to $2,164,944 as compared to $1,275,727 at December 31, 1999. This 69.7% increase results from the renovation of the Company's offices, and the purchase of additional computer hardware and furniture to support the increase in the number of employees as well as fixed assets related to the acquisition of two companies and the consolidation of the ParentNet investment into the Company's financial statements.

         Other assets increased to $4,927,452 at June 30, 2000, from $3,740,513 at December 31, 1999, a 31.7% increase. This increase is primarily attributable to loans provided to registered representatives as part of the acquisition of new companies as well as subscriptions, net of allowance for doubtful accounts, and inventory related to the ParentNet investment.

         Goodwill, net at June 30, 2000 amounted to $4,626,885. This line item did not exist in 2000. During March 2000 and April 2000, respectively, the Company acquired all of the outstanding capital stock of First Long Island Securities, Inc. and Princeton Investments Holding Corp., both of which are retail-oriented brokerage firms. The increase is attributable to the excess of the acquisition cost over the fair value of the net assets of these acquired companies. Additionally, during April 2000 the Company acquired approximately 33% of ParentNet, Inc. in which it is required to consolidate this investment into the Company's financial statements, and created approximately $3,700,000 of goodwill at June 30, 2000.

         Securities sold short amounted to $827,517 at June 30, 2000 as compared to $818,574 at December 31, 1999. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $3,017,682 at June 30, 2000 as compared to $4,232,264 at December 31, 1999, a 28.7% decrease attributable to decreased revenues upon which commission income to registered representatives is based.

         Accounts payable and accrued expenses were $3,725,142 at June 30, 2000 as compared to $1,054,095 at December 31, 1999, a 253.4% increase primarily attributable to secured promissory notes and accrued interest payable that ParentNet has with outside parties.

         Income taxes payable (including deferred taxes payable) was $1,860,818 at June 30, 2000 as compared to $4,549,825 at December 31, 1999. This decrease is reflective of the adjustment for the current period's loss. Additionally, deferred income taxes payable decreased resulting from a decrease in the value of certain securities positions in the Company's merchant banking portfolio and investment account offset by the increase in value attributable to its subsidiary, VentureHighway.

         Minority interest in Subsidiary was $ 2,255,167 at June 30, 2000 as compared to $2,676,080 at December 31, 2000, a 3.9% decrease attributable to VentureHighway's net loss during the past quarter. Minority interest in Subsidiary is reflective of the investment by third parties in the voting stock of VentureHighway not held by the Company.

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

PART II: OTHER INFORMATION

ITEM 2:           SALES OF UNREGISTERED SECURITIES

                                                   Consideration Received
                                                   and Description of                               If Option, Warrant
                                                   Underwriting or Other                            or Convertible
                                                   Discounts to Market                              Security, Terms of
                  Title of         Number Sold     Price Afforded to         Exemption from         Exercise or
Date of Sale      Security         or forfeited    Purchasers                Registration Claimed    Conversions
----------------- ---------------- --------------- ------------------------- --------------------- --------------------
     4/3/00       Common Stock         15,000      Restricted stock                  4(2)                   N/A
                                                   awarded to an employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   paid by the Company

    5/24/00       Common Stock        233,459      Restricted stock                  4(2)                   N/A
                                                   awarded under 1996
                                                   Stock Plan in exchange
                                                   for secured promissory
                                                   notes and warrants; no
                                                   cash consideration paid
                                                   by the Company




ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (6/30/00)


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



                                         Kirlin Holding Corp.
                                         --------------------
                                         (Registrant)


Dated:   August 14, 2000                 By: /s/ Anthony J. Kirincic
                                            ------------------------------
                                            Anthony J. Kirincic
                                            President and Chief Financial
                                            Officer

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number            Description

27.               Financial Data Schedule (6/30/00)