Form 10QSB
period 2000-09-30
KIRLIN HOLDING CORP
filed 2000-11-20
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of
      1934

For the quarterly period ended September 30, 2000
                               ------------------


___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



           Delaware                                        11-3229358
---------------------------------------             ------------------------
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

        -----------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 20, 2000, Issuer had outstanding 12,846,277 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                                        September 30,        December 31,
                                                                                             2000                1999
                                                                                       -----------------   ------------------
                                                                                         (Unaudited)
                                      ASSETS:

Cash and cash equivalents                                                              $      2,196,142    $       8,445,532
Due from Clearing Broker                                                                      4,532,723            5,716,261
Securities Owned, at market value:
   U.S. government and agency obligations                                                       130,293              446,509
   State and municipal obligations                                                            1,144,372              589,388
   Corporate bonds and other securities                                                       7,831,814           10,859,089
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation of $1,969,676 and $1,246,173 for
   September 30, 2000 and December 31, 1999, respectively                                     2,509,156            1,275,727
Other Assets                                                                                  4,591,197            3,740,513
Goodwill, net of accumulated amortization of $211,083 for September 30, 2000                  4,551,744
                                                                                       -----------------   ------------------

               Total assets                                                            $     27,487,441    $      31,073,019
                                                                                       =================   ==================

                       LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                                $        314,037    $         818,574
   Accrued compensation                                                                       3,413,585            4,232,264
   Accounts payable, accrued expenses and other current liabilities                           1,996,652            1,054,095
   Income taxes payable (including deferred taxes payable of $425,909
      and $3,482,940, respectively)                                                             668,653            4,549,825
                                                                                       -----------------   ------------------

               Total liabilities                                                              6,392,927           10,654,758
                                                                                       -----------------   ------------------

Minority Interest in Subsidiaries                                                             3,028,229            2,676,080
                                                                                       -----------------   ------------------

Stockholders' Equity (Note 2):
   Common stock, $.0001 par value; authorized 40,000,000 and 15,000,000 shares,
      issued and outstanding 12,722,851 and 12,495,256 shares, respectively                       1,274                1,250
   Additional paid-in capital                                                                12,789,374            8,327,793
   Retained earnings                                                                          5,275,637            9,413,138
                                                                                       -----------------   ------------------

               Total stockholders' equity                                                    18,066,285           17,742,181
                                                                                       -----------------   ------------------

               Total liabilities and stockholders' equity                              $     27,487,441    $      31,073,019
                                                                                       =================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations

                                                                  Three-Months Ended                 Nine-Months Ended
                                                                     September 30,                      September 30,
                                                           ----------------------------------  --------------------------------
                                                                2000               1999             2000            1999
                                                           ----------------  ----------------  --------------- ----------------
                                                                      (Unaudited)                       (Unaudited)
Revenues:
   Principal transactions, net                             $     3,010,682   $     4,333,576  $    13,421,111  $    14,744,205
   Commissions                                                   4,374,728         2,374,347       14,099,329        8,048,903
   Merchant Banking                                              (517,794)           461,925      (1,645,501)        1,719,136
   Investment Banking                                                                109,375          325,000        1,044,433
   Other income                                                    760,285           252,429        1,807,126          653,576
   Increase in value attributable to subsidiary                    213,152                            796,898
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 7,841,053         7,531,652       28,803,963       26,210,253
                                                           ----------------  ---------------- ---------------- ----------------
Expenses:
   Employee compensation and benefits                            7,585,273         3,432,410       24,659,918       13,304,082
   Promotion and advertising                                       538,626           195,039        2,029,936          667,013
   Clearance and execution charges                                 492,958           239,251        1,561,306          835,682
   Occupancy and communications                                  1,519,208           803,081        3,864,295        2,262,982
   Professional fees                                               668,345           261,915        1,701,625          738,762
   Interest                                                         53,325            22,567          250,864          103,496
   Other                                                           682,156           473,521        1,733,422          918,079
                                                           ----------------  ---------------- ---------------- ----------------

                                                                11,539,891         5,427,784       35,801,366       18,830,096
                                                           ----------------  ---------------- ---------------- ----------------
   (Loss) income before (benefit) provision for income
       taxes                                                   (3,698,838)         2,103,868      (6,997,403)        7,380,157

Income tax (benefit) provision (Note 3)                        (1,147,740)         1,077,299      (1,890,385)        3,200,358
                                                           ----------------  ---------------- ---------------- ----------------
   (Loss) income before minority interest in loss of
       subsidiaries                                            (2,551,098)         1,026,569      (5,107,018)        4,179,799

Minority interest in loss of subsidiaries                          215,952                            969,517
                                                           ----------------  ---------------- ---------------- ----------------

   Net (loss) income                                       $   (2,335,146)   $     1,026,569  $   (4,137,501)   $     4,179,799
                                                           ================  ================ ================ ================

Basic earnings per common share (Note 4)                   $        (0.18)   $          0.08  $        (0.33)   $          0.35
                                                           ================  ================ ================ ================

Diluted earnings per common share (Note 4)                 $        (0.18)   $          0.08  $        (0.33)   $          0.34
                                                           ================  ================ ================ ================

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 2000
(Unaudited)

                                        Common Stock             Additional
                                -----------------------------     Paid-in         Retained
                                   Shares        Par Value        Capital         Earnings         Total
                                --------------  -------------   -------------   --------------  -------------
Stockholders' equity,
  January 1, 2000                  12,495,256   $      1,250   $  8,327,793    $    9,413,138   $ 17,742,181

Stock issuance                        334,095             34      1,021,193                        1,021,227

Stock forfeiture                    (106,500)           (10)      (343,332)                        (343,342)

Subsidiary value enhancement                                      3,783,720                        3,783,720

Net loss                                                                          (4,137,501)     (4,137,501)
                                --------------  -------------  -------------   ---------------  -------------
Stockholders' equity,
  September 30, 2000               12,722,851   $      1,274   $ 12,789,374    $    5,275,637   $ 18,066,285
                                ==============  =============  =============   ===============  =============



The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                           2000                1999
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                                $    (4,137,501)     $    4,179,799
                                                                                    -------------------  -----------------
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                       910,041            151,581
         Deferred income taxes                                                           (3,052,843)          2,247,572
         Investment by minority shareholders                                                 560,061
         Minority interest in loss of subsidiaries                                         (969,517)
         Net compensation forfeited                                                        (186,105)            781,438
         Provision for losses on accounts receivable                                         51,405
         Decrease (increase) in securities owned, at market value                          4,435,428          (947,482)
         Decrease (increase) in receivable from clearing broker                            2,702,971        (2,514,507)
         (Decrease) in other assets                                                        (655,618)          (847,660)
         (Decrease) increase in securities sold, not yet purchased, at market value        (504,537)            492,880
         (Decrease) in payable to clearing broker                                                           (3,467,579)
         (Decrease) increase in accrued compensation                                       (933,385)            426,662
         (Decrease) in accounts payable, accrued expenses and other current
           liabilities                                                                   (2,045,068)           (35,127)
         (Decrease) increase in income taxes payable                                       (841,831)            657,647
                                                                                    -------------------  --------------

               Total adjustments                                                           (528,998)        (3,054,575)
                                                                                    -------------------  --------------
               Net cash (used in) provided by operating activities                       (4,666,499)          1,125,224
                                                                                    -------------------  --------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                            (1,658,160)          (424,867)
   Acquisition of other businesses, net of cash                                            (850,208)
                                                                                    -------------------  ---------------
               Net cash used in investing activities                                     (2,508,368)          (424,867)
                                                                                    -------------------  ---------------
Cash flows from financing activities:
   Issuance of common stock                                                                   56,877            777,500
   Issuance of subsidiary common stock                                                       868,600
                                                                                    -------------------  ---------------
               Net cash provided by financing activities                                     925,477            777,500
                                                                                    -------------------  ---------------

Net (decrease) increase in cash and cash equivalents                                     (6,249,390)          1,477,857

Cash and cash equivalents, beginning of period                                             8,445,532             85,092
                                                                                    -------------------  -----------------
               Cash and cash equivalents, end of period                             $      2,196,142     $    1,562,949
                                                                                    ===================  =================
Supplemental information:
   Interest paid                                                                    $         47,530     $       92,548
   Income taxes paid                                                                $      1,989,617     $       69,554

The accompanying notes are an integral part of these consolidated financial statements.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.       Organization and Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp. ("Greenleaf"), its majority-owned (80.0%) subsidiary, First Long Island Securities, Inc. ("First Long Island"), its majority-owned (63.7%) subsidiary, VentureHighway.com Inc. ("VentureHighway"), and its majority-owned (53.8%) subsidiary, ParentNet, Inc. ("ParentNet") (collectively the "Company"). VentureHighway's consolidated financial statements include the accounts of Princeton Investment Holding Corp. ("Princeton") and Princeton Securities Corporation. The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operates a branded web site designed to match companies seeking funding with qualified investors. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of First Long Island, which continues its operations as a retail-oriented brokerage firm. On August 29, 2000, the Company sold 20% of the outstanding stock of First Long Island. On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton, which continues its operations as a retail-oriented brokerage firm. These acquisitions were accounted for under the purchase method of accounting.

         On April 14, 2000, the Company acquired approximately 33% of the outstanding capital stock of ParentNet, Inc. from its founders. This acquisition resulted in the Company taking an active role in the management of ParentNet. Additionally, two of the Company's officers became the sole directors of ParentNet. On May 24, 2000, the Company issued 233,459 shares of common stock at a price of $3.625 in exchange to holders of ParentNet units, which consisted of a 12% secured promissory note in the amount of $50,000 and a warrant to purchase 25,000 shares of common stock of ParentNet. Effective July 5, 2000 the Company converted the ParentNet units it received in the exchange offer, together with other loans it had made directly to ParentNet, for capital stock of ParentNet. In addition, during the period July 5, 2000 to September 30, 2000, ParentNet issued shares of common stock pursuant to an employee stock plan, and in connection with equity infusions by investors, debt conversion and an exchange of stock with an unaffiliated company related to entering into an exclusive distribution agreement. Following these issuances of common stock, the Company owned approximately 54% of the outstanding capital stock of ParentNet. Since the Company exhibits control over ParentNet, it was required under generally accepted accounting principles to consolidate its financial statements with those of ParentNet. ParentNet's net loss for the nine-month period ended September 30, 2000 amounts to $2,572,873 and the net loss for the period April 14, 2000 (the Company's acquisition date) to September 30, 2000 amounts to $1,512,943, which is reflected in the consolidated financial statements at September 30, 2000.

         All material intercompany transactions and balances have been eliminated in consolidation.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary in order to make the financial statements not misleading have been included. The operations for the three and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

         On August 11, 2000 the stockholders approved the amendment to the certificate of incorporation to increase the authorized number of shares of Common Stock by an additional 25,000,000 shares of Common Stock to 40,000,000 shares of Common Stock,

         During the nine-month period ended September 30, 2000, the Company adjusted additional paid-in capital in the amount of $3,783,720 related to issuance of common stock by ParentNet. Through September 25, 2000, the Company's investment in ParentNet resulted in accounting for 100% of ParentNet's stockholder deficit, which entitled it to a 100% equity adjustment upon the issuance of additional common stock of ParentNet. Subsequent to this date, ParentNet had stockholders' equity which entitled the Company to an equity adjustment upon the issuance of additional common stock of ParentNet based on its ownership percentage. ParentNet's issuance of common stock is pursuant to an employee stock plan, and in connection with equity infusions by investors, debt conversion and an exchange of stock with an unaffiliated company related to entering into an exclusive distribution agreement.

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

4.       Earnings Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                     (Loss)
                                                                     Income                Shares            Per-Share
                                                                   (Numerator)          (Denominator)          Amount
                                                                ------------------    ------------------    -------------
                  Three months ended September 30, 2000:

                           Basic EPS:

                               Loss available to common
                                 stockholders                    $    (2,335,146)            12,750,568      $    (0.18)

                               Effect of Dilutive Securities
                                 - options

                                                                -----------------     ------------------     ------------
                           Diluted EPS:

                               Loss available to common
                                 stockholders and assumed
                                 exercise                        $    (2,335,146)            12,750,568      $    (0.18)
                                                                =================    ==================     ============

                  Three months ended September 30, 1999:

                           Basic EPS:

                               Income available to common
                                 stockholders                   $       1,026,569            12,293,556      $      0.08

                               Effect of Dilutive Securities
                                 - options                                                      642,304
                                                                -----------------     ------------------     -----------
                           Diluted EPS:

                               Income available to common
                                 stockholders and assumed
                                 exercise                        $      1,026,569            12,935,860      $      0.08
                                                                =================    ==================     ============

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


                                                                     (Loss)
                                                                     Income                Shares            Per-Share
                                                                   (Numerator)          (Denominator)          Amount
                                                                ------------------    ------------------    -------------
                  Nine months ended September 30, 2000:

                           Basic EPS:

                               Loss available to common
                                 stockholders                    $    (4,137,501)            12,648,929      $    (0.33)

                               Effect of Dilutive Securities
                                 - options

                                                                ----------------     ------------------     ------------
                           Diluted EPS:

                               Loss available to common
                                 stockholders and assumed
                                 exercise                        $    (4,137,501)            12,648,929      $    (0.33)
                                                                =================    ==================     ============

                  Nine months ended September 30, 1999:

                           Basic EPS:

                               Income available to common
                                 stockholders                    $      4,179,799            11,824,558      $      0.35

                               Effect of Dilutive Securities
                                 - options                                                      363,795
                                                                -----------------     ------------------    ------------
                           Diluted EPS:

                               Income available to common
                                 stockholders and assumed
                                 exercise                        $      4,179,799            12,188,353      $      0.34
                                                                =================    ==================     ============

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

ParentNet, Inc.

         On April 14, 2000, the Company acquired approximately 33% of the outstanding capital stock of ParentNet, Inc. from its founders. This acquisition resulted in the Company taking an active role in the management of ParentNet. Additionally, two of the Company's officers became the sole directors of ParentNet. On May 24, 2000, the Company issued 233,459 shares of common stock at a price of $3.625 in exchange to holders of ParentNet units, which consisted of a 12% secured promissory note in the amount of $50,000 and a warrant to purchase 25,000 shares of common stock of ParentNet. Effective July 5, 2000 the Company converted the ParentNet units it received in the exchange offer, together with other loans it had made directly to ParentNet, for capital stock of ParentNet. In addition, during the period July 5, 2000 to September 30, 2000, ParentNet issued shares of common stock pursuant to an employee stock plan, and in connection with equity infusions by investors, debt conversion and an exchange of stock with an unaffiliated company related to entering into an exclusive distribution agreement. Following these issuances of common stock, the Company owned approximately 54% of the outstanding capital stock of ParentNet. Since the Company exhibits control over ParentNet, it was required under generally accepted accounting principles to consolidate its financial statements with those of ParentNet. ParentNet's net loss for the nine-month period ended September 30, 2000 amounts to $2,572,873 and the net loss for the period April 14, 2000 (the Company's acquisition date) to September 30, 2000 amounts to $1,512,943, which is reflected in the consolidated financial statements at September 30, 2000.

Results of Operations

         Principal transactions, net for the three and nine-month periods ended September 30, 2000 decreased 30.5% and 9.0%, respectively, to $3,010,682 and $13,421,111 from the comparable periods in 1999. The decrease is primarily attributable to a decrease in the value of warrants and/or unit purchase options the Company received in prior periods in connection with underwriting public offerings or acting as placement agent in private offerings in connection with its investment banking activities. To a lesser extent revenue related to fixed income securities decreased due to an increase in commission business identified in the next paragraph.

         Commissions for the three and nine-month periods ended September 30, 2000 increased 84.3% and 75.2%, respectively, to $4,374,728 and $14,099,329 from the comparable periods in 1999. The increase is primarily attributable to the Company's increased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. This increase is a direct result of an active market in equity securities as well as business resulting from the acquisition of two retail-oriented brokerage firms. Additionally, this line item contains subscription revenue related to ParentNet.

         Merchant banking for the three and nine-month periods ended September 30, 2000 decreased 212.1% and 195.7%, respectively, to $(517,794) and
$(1,645,501) from the comparable periods in 1999 primarily as a result of depreciation in the value of investments owned by the Company.

         Investment banking for the three and nine-month periods ended September 30, 2000 decreased 100.0% and 68.9%, respectively, to $325,000 from the comparable periods in 1999. The decrease is primarily attributable to fewer investment banking fees collected by the Company during the current year. Such fees are generated from acting as placement agent related to bridge loan financings and private placements.

         Other income for the three and nine-month periods ended September 30, 2000 increased 201.2% and 176.5%, respectively, to $760,285 and $1,807,126 from the comparable periods in 1999. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from the clearing broker, as well as other broker dealers it conducts business. This line item also includes consulting income realized by VentureHighway which indirectly arose from the sale of some of its barter advertising to an outside company. Other income also increased due to interest income from funds held in money market funds.

         Increase in value attributable to subsidiary for the three and nine-month periods ended September 30, 2000 amounted to $213,152 and $796,898, respectively. This line item did not exist during the three and nine-month periods ended September 30, 1999. The increase is primarily attributable to the increase in the value of the Company's investment in its subsidiary, VentureHighway, arising from the change in the stock subscription receivable VentureHighway has related to an advertising barter transaction it effected with a minority shareholder.

         Employee compensation and benefits for the three and nine-month periods ended September 30, 2000 increased 121.0% and 85.4%, respectively, to $7,585,273 and $24,659,918 from the comparable periods in 1999. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. In addition, during the past year the Company has increased its roster of employees and has increased certain benefits to its employees, particularly with VentureHighway. Additionally, the results are reflective of the increase in compensation costs directly related to the ParentNet acquisition as well as the acquisition of two retail-oriented brokerage firms.

         Promotion and advertising for the three and nine-month periods ended September 30, 2000 increased 176.2% and 204.3%, respectively, to $538,626 and $2,029,936 from the comparable periods in 1999 primarily as a result of the Company's planned increase in advertising expenditures related to VentureHighway. During 1999, VentureHighway sold a portion of its outstanding capital stock to a company which agreed to provide advertising and promotion over a 30-month period, which did not begin until the third quarter of 1999. For the three and nine-month periods ended September 30, 2000, the Company spent approximately $160,000 and $1,100,000, respectively, of this advertising and promotion.

         Clearance and execution charges for the three and nine-month periods ended September 30, 2000 increased 106.0% and 86.8%, respectively, to $492,958 and $1,561,306 from the comparable periods in 1999 as a result of higher ticket volume.

         Occupancy and communications costs for the three and nine-month periods ended September 30, 2000 increased 89.2% and 70.8%, respectively, to $1,519,208 and $3,864,295 from the comparable periods in 1999. This increase is a result of the establishment and operations of additional retail brokerage branch offices, the establishment of two new companies, the acquisition of two retail brokerage companies, the consolidation of its investment in ParentNet into the Company's financial statements, and the increase in the number of employees.

         Professional fees for the three and nine-month periods ended September 30, 2000 increased 155.2% and 130.3%, respectively, to $668,345 and $1,701,625 from the comparable periods in 1999 primarily as a result of computer consultation related to the Company's websites and networks, professional recruitment fees related to the search of a new Chief Executive Officer for VentureHighway, and legal consultation related to new business ventures and general business consultation.

         Interest expense for the three and nine-month periods ended September 30, 2000 increased 136.3% and 142.4%, respectively, to $53,325 and $250,864 from the comparable periods in 1999. Interest expense increased substantially due to accrued interest related to secured promissory notes related to ParentNet, which arose for the first time for the Company during the nine-month period ended September 30, 2000. For the retail brokerage entities, interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and nine-month periods ended September 30, 2000 increased 44.1% and 88.8%, respectively, to $682,156 and $1,733,422 from the comparable periods in 1999 as a result of expenses related to syndicate liabilities, continuous improvement and maintenance of the Company's websites, and regulatory fees and general office expenses related to the increase in the number of employees. General office expenses also increased due to the organization of a new subsidiary, and the acquisition of two companies as well as the consolidation of ParentNet into the companies financial statements.

         Income tax benefit for the three and nine-month periods ended September 30, 2000 were $1,147,740 and $1,890,385, respectively, which follows the decrease in income before this income tax benefit.

         Net loss of $2,335,146 and $4,137,501, respectively, for the three and nine-month periods ended September 30, 2000 compares to net income of $1,026,569 and $4,179,799 for the three and nine-month periods ended September 30, 1999. This resulted primarily from the increases in expenses as discussed above.

Liquidity and Capital Resources

         Due from Clearing Broker amounted to $4,532,723 at September 30, 2000 as compared to $5,716,261 at December 31, 1999. This shift results primarily from reduced inventory purchased on margin and decreased receivables related to agency commission business at September 30, 2000.

         Securities owned, at market value, at September 30, 2000 were $9,106,479 as compared to $11,894,986 at December 31, 1999. This 23.4% decrease is primarily attributable to a decrease in securities held in inventory for resale to its customers. Approximately 33% of the Company's assets at September 30, 2000 were comprised of cash and highly liquid securities.

         Furniture, Fixtures and Leasehold Improvements, net, at September 30, 2000, increased to $2,509,156 as compared to $1,275,727 at December 31, 1999. This 96.7% increase results from the renovation of the Company's offices, and the purchase of additional computer hardware and furniture to support the increase in the number of employees as well as fixed assets related to the acquisition of two companies and the consolidation of the ParentNet investment into the Company's financial statements.

         Other assets increased to $4,591,197 at September 30, 2000, from $3,740,513 at December 31, 1999, a 22.7% increase. This increase is primarily attributable to loans provided to registered representatives as part of the acquisition of new companies as well as subscriptions, net of allowance for doubtful accounts, and inventory related to the ParentNet investment.

         Goodwill, net at September 30, 2000 amounted to $4,551,744. This line item did not exist in 1999. During March 2000 and April 2000, respectively, the Company acquired all of the outstanding capital stock of First Long Island Securities, Inc. and Princeton Investments Holding Corp., both of which are retail-oriented brokerage firms. The increase is attributable to the excess of the acquisition cost over the fair value of the net assets of these acquired companies. Additionally, during the past year the Company acquired a controlling ownership interest of ParentNet, Inc. in which it is required to consolidate this investment into the Company's financial statements, and created approximately $3,700,000 of goodwill at September 30, 2000.

         Securities sold short amounted to $314,037 at September 30, 2000 as compared to $818,574 at December 31, 1999. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $3,413,585 at September 30, 2000 as compared to $4,232,264 at December 31, 1999, a 19.3% decrease attributable to decreased profits upon which override payments are based.

         Accounts payable and accrued expenses were $1,996,652 at September 30, 2000 as compared to $1,054,095 at December 31, 1999, a 89.4% increase primarily attributable to secured promissory notes and operating expenses that ParentNet has with outside parties.

         Income taxes payable (including deferred taxes payable) was $668,653 at September 30, 2000 as compared to $4,549,825 at December 31, 1999. This decrease is reflective of the adjustment for the current period's loss. Additionally, deferred income taxes payable decreased resulting from a decrease in the value of certain securities positions in the Company's merchant banking portfolio and investment account offset by the increase in value attributable to its subsidiary, VentureHighway.

         Minority interest in Subsidiaries was $3,028,229 at September 30, 2000 as compared to $2,676,080 at December 31, 1999, a 13.2% increase attributable to subsidiary stock issuances offset by subsidiaries net losses during the nine-month period ended September 30, 2000. Minority interest in Subsidiaries is reflective of the investment by third parties in the voting stock of some of the Company's subsidiaries not held by the Company.

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

PART II: OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         The Company held its Annual Meeting of Stockholders on August 11, 2000. At the meeting the sole director nominated for re-election, Harold Paul, was re-elected for a three-year term with 8,903,100 shares voted in favor of re-election and 32,531 shares for which authority to vote was withheld. In addition, the stockholders approved a proposal to increase the Company's authorized common stock from 15 million to 40 million shares, with 8,818,108 shares voting in favor, 94,908 shares voting against, 22,615 shares abstaining and 3,857,220 broker non-votes.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (9/30/00)


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

                                  Kirlin Holding Corp.
                                  --------------------
                                  (Registrant)




Dated:   November 20, 2000     By: /s/ Anthony J. Kirincic
                                   ----------------------------
                                      Anthony J. Kirincic
                                      President and Chief Financial Officer

                                                                EXHIBIT INDEX

Exhibit
Number            Description
--------          --------------

27.               Financial Data Schedule (9/30/00)