Form 10-Q
period 2001-03-31
KIRLIN HOLDING CORP
filed 2001-05-15
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Act of 1934

For the quarterly period ended March 31, 2001
                               --------------


--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)




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


         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At May 14, 2001, Issuer had outstanding 13,204,909 shares of Common Stock, par value $.0001 per share.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES



Consolidated Statements of Financial Condition

                                                                                         March 31,         December 31,
                                                                                           2001                2000
                                                                                      ----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:

Cash and cash equivalents                                                             $       804,388    $         579,652
Due from Clearing Broker                                                                    3,835,672            4,524,193
Securities Owned:
   U.S. government and agency obligations, at market value                                    376,120              362,159
   State and municipal obligations, at market value                                         1,029,852              185,625
   Corporate bonds and other securities, at market value                                      721,200              779,498
   Nonmarketable securities, at fair value                                                    895,000              990,649
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $1,967,946 and $1,965,043, respectively                                 1,402,414            1,604,986
Deferred Tax Assets                                                                         2,958,342            2,273,620
Goodwill, net of accumulated amortization of $62,822 and $49,390, respectively
                                                                                            1,030,173            1,057,956
Other Assets                                                                                2,763,699            3,777,856
                                                                                      ----------------   ------------------

               Total assets                                                           $    15,816,860    $      16,136,194
                                                                                      ================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $       290,685    $         297,929
   Accrued compensation                                                                     1,773,609            2,081,093
   Accounts payable and accrued expenses                                                    1,900,670            2,019,489
   Subordinated liabilities                                                                   600,000
                                                                                      ----------------   ------------------

               Total liabilities                                                            4,564,964            4,398,511
                                                                                      ----------------   ------------------

Minority Interest in Subsidiaries                                                           1,086,056              956,408
                                                                                      ----------------   ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 40,000,000 shares, issued and
      outstanding 13,084,103 and 12,670,040 shares, respectively                                1,511                1,267
   Additional paid-in capital                                                              13,034,705           12,663,036
   Accumulated deficit                                                                    (2,653,188)          (1,883,028)
   Less unearned stock compensation                                                         (217,188)
                                                                                      ----------------   ------------------

               Total stockholders' equity                                                  10,165,840           10,781,275
                                                                                      ----------------   ------------------

               Total liabilities and stockholders' equity                             $    15,816,860    $      16,136,194
                                                                                      ================   ==================

See Notes to Consolidated Financial Statements                                                                            2

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                         2001                2000
                                                                                    ----------------   ------------------
                                                                                                (Unaudited)
Revenues:
   Principal transactions, net                                                      $     2,456,837    $       7,893,374
   Commissions                                                                            3,161,197            5,211,373
   Merchant Banking                                                                          48,147              264,476
   Other income                                                                             333,694              562,670
   Increase in value attributable to subsidiaries                                           339,965              306,999
                                                                                    ----------------   ------------------

                                                                                          6,339,840           14,238,892
                                                                                    ----------------   ------------------
Expenses:
   Employee compensation and benefits                                                     4,903,139            9,843,766
   Promotion and advertising                                                                272,248              626,913
   Clearance and execution charges                                                          341,863              556,054
   Occupancy and communications                                                           1,261,275            1,077,644
   Professional fees                                                                        324,670              635,111
   Interest                                                                                  22,969               33,160
   Other                                                                                    470,179              404,165
                                                                                    ----------------   ------------------

                                                                                          7,596,343           13,176,813
                                                                                    ----------------   ------------------
               (Loss) income before income tax benefit (provision) and minority
                    interest in loss of subsidiaries                                     (1,256,503)           1,062,079

Income tax benefit (provision)                                                              291,185             (342,204)
                                                                                    ----------------   ------------------

               (Loss) income before minority interest in loss of subsidiaries              (965,318)             719,875

Minority interest in loss of subsidiaries                                                   195,158              248,695
                                                                                    ----------------   ------------------

          Net (loss) income                                                         $      (770,160)   $         968,570
                                                                                    ================   ==================

Basic (loss) earnings per common share                                              $         (0.06)   $            0.08
                                                                                    ================   ==================

Diluted (loss) earnings per common share                                            $         (0.06)   $            0.07
                                                                                    ================   ==================


See Notes to Consolidated Financial Statements                                                                            3

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 2001
(Unaudited)

                                  Common Stock             Additional                        Unearned
                          -----------------------------     Paid-in       Accumulated          Stock
                             Shares        Par Value        Capital         Deficit        Compensation        Total
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2001           12,670,040   $      1,267    $ 12,663,036   $  (1,883,028)                    $  10,781,275

Stock issuance                  424,953            246         390,336                         (217,188)         173,394

Stock forfeiture                (10,890)            (2)        (18,667)                                          (18,669)

Net loss                                                                      (770,160)                         (770,160)
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   March 31, 2001            13,084,103   $      1,511    $ 13,034,705   $  (2,653,188)    $   (217,188)   $  10,165,840
                          ==============  =============   =============  ===============   ==============  ==============







See Notes to Consolidated Financial Statements                                                                            4

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                           2001                2000
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                                $       (770,160)    $      968,570
                                                                                    -------------------  -----------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                       288,393            188,487
         Loss on disposal of fixed assets                                                    102,046
         Deferred income taxes                                                              (684,722)          (767,632)
         Reduction of stock subscriptions                                                      7,813
         Investment by minority shareholders                                                 324,806            174,946
         Minority interest in loss of subsidiaries                                          (195,158)          (248,695)
         Decrease in nonmarketable securities                                                 95,648
         Net stock compensation (forfeiture)                                                 146,912            (83,718)
         (Increase) decrease in securities owned, at market value                           (799,889)           616,975
         Decrease (increase) in receivable from clearing broker                              688,521         (1,876,926)
         Decrease (increase) in other assets                                               1,014,157           (381,707)
         (Decrease) in securities sold, not yet purchased, at market value                    (7,244)          (313,821)
         (Decrease) increase in accrued compensation                                        (307,484)           323,804
         (Decrease) in accounts payable and accrued expenses                                (118,819)          (287,472)
         Increase in subordinated liabilities                                                600,000
                                                                                    -------------------  -----------------

               Total adjustments                                                           1,154,980         (2,655,579)
                                                                                    -------------------  -----------------

               Net cash provided by (used in) operating activities                           384,820         (1,687,189)
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                                (85,859)          (460,240)
   Acquisition of other businesses, net of cash                                              (74,225)          (281,064)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                        (160,084)          (741,304)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                                      56,873
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                                         56,873
                                                                                    -------------------  -----------------

Net increase (decrease) in cash and cash equivalents                                         224,736         (2,371,620)

Cash and cash equivalents, beginning of period                                               579,652          8,445,532
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $        804,388     $    6,073,912
                                                                                    ===================  =================

Supplemental information:
   Interest paid                                                                    $         22,145     $       22,029
   Income taxes paid                                                                $          5,424     $    1,524,893

See Notes to Consolidated Financial Statements                                                                            5

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.       Organization and Summary of Significant Accounting Policies


         The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp. ("Greenleaf"), its majority-owned (58.0%) subsidiary, GMST World Markets, Inc. ("GMST") (formerly First Long Island Securities, Inc.), and its majority-owned (63.7%) subsidiary, VentureHighway.com Inc. ("VentureHighway") (collectively, the "Company"). VentureHighway's consolidated financial statements include the accounts of Princeton Investment Holding Corp. ("PIHC") and Princeton Securities Corporation ("Princeton"). All material intercompany transactions and balances have been eliminated in consolidation.

         The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operated a branded website designed to match companies seeking funding with qualified investors. In December 2000, VentureHighway suspended its operations as it considers strategic alternatives. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of GMST, which was a retail-oriented brokerage firm. On August 29, 2000, the Company sold 20% of the outstanding stock of GMST. In December 2000, GMST began operations as a market-maker in foreign ADR and equity securities. GMST also executes transactions on behalf of other broker-dealers in the United States. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 58%. On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton, which continues its operations as a retail-oriented brokerage firm. These acquisitions were accounted for under the purchase method of accounting.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.


2.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. GMST and VentureHighway will file federal income tax returns on a stand-alone basis.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

3.       Earnings Per Share

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three-month period ended March 31, 2001, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                         Income        Shares       Per-Share
                                       (Numerator)  (Denominator)     Amount
                                       -----------  -------------  -----------
         Three months ended
            March 31, 2001:

             Basic and diluted EPS:

                 Income available to
                   common stockholders    $(770,160)     12,920,354   $   (0.06)
                                         ===========  ==============  =========


         Three months ended
            March 31, 2000:

            Basic EPS:

                Income available to
                  common stockholders     $  968,570     12,540,751   $   0.08

                Effect of Dilutive
                  Securities - options                      822,392
                                          ------------ --------------  --------

            Diluted EPS:

                Income available to
                  common stockholders
                  and assumed exercise    $  968,570     13,363,143   $   0.07
                                          ===========  =============  ========

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

4.       Subsequent Events

         During April 2001, Kirlin agreed to acquire certain assets of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm in consideration for the issuance of a ten year warrant to purchase 1,200,000 shares of the common stock of the Company at an exercise price equal to $1.50 per share and the assumption of some liabilities. This transaction is subject to regulatory approval.

14 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.


Forward-Looking Statements

         When used in this Form 10-Q and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in Form 10-KSB for the year ended December 31, 2000. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements


Results of Operations

         Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

         Principal transactions, net for the three-month period ended March 31, 2001 decreased 68.9% to $2,456,837 from $7,893,374 in 2000. The decrease is primarily attributable to a decrease in revenue related to equity and fixed income business, which the Company believes was due to the bearish investor market, which also resulted in a decrease in commission business identified in the next paragraph.

         Commissions for the three-month period ended March 31, 2001 decreased 39.3% to $3,161,197 from $5,211,373 in 2000. The decrease is primarily attributable to the Company's decreased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission

         Merchant banking for the three-month period ended March 31, 2001 decreased 81.8% to $48,147 from $264,476 in 2000. The change in the value of these investments owned by the Company primarily remained unchanged, except for one position which became freely tradable. This freely tradable position makes up a significant portion of the total amount of this line item for the three-month period ended March 31, 2001. The Company's investment policy records income from such investments in this line item up until the time the position becomes freely tradable. Subsequent to this date any respective gains or losses will be recorded as part of the principal transactions line item.

         Other income for the three-month period ended March 31, 2001 decreased 40.7% to $333,694 from $562,670 in 2000. The decrease is primarily attributable to the decreases in transactional and account balance rebates the Company is entitled to from its clearing brokers, as well as other broker dealers with which it conducts business.

         Increase in value attributable to subsidiary for the three-month period ended March 31, 2001 increased 10.7% to $339,965 from $306,999 in 2000. This line item changes based on the value of the Company's investment in its subsidiary, VentureHighway, and changes based on the change in the stock subscription receivable VentureHighway has related to an advertising barter transaction it effected with a minority shareholder since net worth increases as a direct result of the usage of the barter advertising. Additionally, for the three-month period ended March 31, 2001, the increase is reflective of the increase in the value of the Company's investment in its subsidiary, GMST World Markets, after the issuance by GMST of its common stock to an employee of that subsidiary.

         Employee compensation and benefits for the three-month period ended March 31, 2001 decreased 50.2% to $4,903,139 from $9,843,766 in 2000. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the acquisition of two retail-oriented brokerage firms during March 2000 and April 2000 partially offset by a decline in other employees in the Company as compared to the same period in 2000.

         Promotion and advertising for the three-month period ended March 31, 2001 decreased 56.6% to $272,248 from $626,913 in 2000 primarily as a result of the Company's planned decrease in advertising expenditures related to VentureHighway. In December 2000, after pursuing its Internet-based business plan, VentureHighway suspended its Internet operations while it considers its strategic alternatives

         Clearance and execution charges for the three-month period ended March 31, 2001 decreased 38.5% to $341,863 from $556,054 in 2000 primarily as a result of lower ticket volume.

         Occupancy and communications costs for the three-month period ended March 31, 2001 increased 17.0% to $1,261,275 from $1,077,644 in 2000. This increase is primarily a result of the acquisition of two retail brokerage companies during the prior year. Additionally, a portion of the increase relates to communication cost commitments related to VentureHighway.

         Professional fees for the three-month period ended March 31, 2001 decreased 48.9% to $324,670 from $635,111 in 2000 as a result of non-recurring professional recruitment fees and computer consultation costs arising in the prior year related to VentureHighway.

         Interest expense for the three-month period ended March 31, 2001 decreased 30.7% to $22,969 from $33,160 in 2000. Interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three-month period ended March 31, 2001 increased 16.3% to $470,179 from $404,165 in 2000 as a result of the goodwill amortization expense related to the Company's ownership in GMST World Markets. During January 2001, the Company's ownership in the outstanding capital stock of GMST decreased to 58%. As a result of this ownership decrease, the Company decreased its goodwill basis to be consistent with its new ownership percentage. This change created a one-time increase in the goodwill amortization expense. Additionally, other expenses increased due to the increase in general office expenses related to the acquisition of two companies in the prior year.

         Income tax benefit for the three-month period ended March 31, 2001 was $291,185 as compared to an income tax provision of $342,204 in the comparable period in 2000, which follows the change in income before this income tax provision.

         Net loss of $770,160 for the three-month period ended March 31, 2001 compares to net income of $968,570 for the three-month period ended March 31, 2000. This resulted primarily from the decrease in revenues and expenses, and decrease in tax provision as discussed above.

Liquidity and Capital Resources

         At March 31, 2001, approximately 43% of the Company's assets were comprised of cash and highly liquid securities.

         Due from Clearing Brokers amounted to $3,835,672 at March 31, 2001 as compared to $4,524,193 at December 31, 2000. This 15.2% decrease is primarily attributable to cash borrowed on margin to purchase inventory and decreased receivables related to agency commission business due to a poor market at the end of the first quarter.

         Securities owned at March 31, 2001 were $3,022,172 as compared to $2,317,931 at December 31, 2000. This 30.4% increase is primarily attributable to a increase in state and municipal obligations securities held in inventory for resale to its customers.

         Furniture, Fixtures and Leasehold improvements, net, at March 31, 2001, decreased to $1,402,414 as compared to $1,604,986 at December 31, 2000. This 12.6% decrease results from the depreciation of fixed assets during the past quarter.

         Deferred tax asset at March 31, 2001 amounted to $2,958,342 as compared to $2,273,620 at December 31, 2000. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the past quarter.

         Goodwill, net at March 31, 2001 amounted to $1,030,173 as compared to $1,057,956 at December 31, 2000. During March 2000 and April 2000, respectively, the Company acquired all of the outstanding capital stock of GMST World Markets, Inc. (formerly First Long Island Securities, Inc.) and Princeton Securities Corporation, both of which are retail-oriented brokerage firms. The decrease is attributable to the amortization of the goodwill during the past quarter, an adjustment to reflect the Company's reduced ownership in the outstanding capital stock of GMST World Markets, offset by the increase in goodwill related to the additional purchase payments for Princeton Securities.

         Other assets decreased by 26.8% to $2,763,699 at March 31, 2001, from $3,777,856 at December 31, 2000. The change in other assets is attributable to decreases in loans outstanding and prepaid restricted stock, receipt of distributions and proceeds related to two of the Company's investments, and the reduction of prepaid operating expenses.

         Securities sold short amounted to $290,685 at March 31, 2001 as compared to $297,929 at December 31, 2000. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $1,773,609 at March 31, 2001 as compared to $2,081,093 at December 31, 2000, a 14.8% decrease primarily attributable to decreased revenues upon which commission income to registered representatives is based due to a poor market at the end of the fourth quarter.

         Accounts payable and accrued expenses were $1,900,670 at March 31, 2001 as compared to $2,019,489 at December 31, 2000, a 5.9% decrease attributable to payables related to the Company's general business and the conversion by GMST of an outstanding loan made by an employee of that subsidiary to equity.

         Subordinated liabilities was $600,000 at March 31, 2001 reflective of the subordinated debt instrument issued by GMST World Markets in order to increase its regulatory net capital basis as a registered broker-dealer.

         Minority interest in Subsidiaries was $1,086,056 at March 31, 2001 as compared to $956,408 at December 31, 2000 reflective of the investment by third parties in the voting stock of VentureHighway and GMST World Markets not held by the Company.

         The Company, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing brokers. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II: OTHER INFORMATION

ITEM 2:           SALES OF UNREGISTERED SECURITIES


                                                   Consideration Received                          If Option, Warrant
                                                   and Description of                              or Convertible
                                                   Underwriting or Other        Exemption from     Security, Terms
                  Title of          Number Sold    Discounts to Market Price    Registration       of Exercise
Date of Sale      Security          or forfeited   Afforded to Purchasers       Claimed            or Conversions
----------------- ---------------- --------------- -------------------------   ------------------ ----------------------
     1/2/01       Common Stock        199,953      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company

     3/8/00       Common Stock        225,000      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None


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



                                             Kirlin Holding Corp.
                                             --------------------
                                             (Registrant)


Dated:   May 15, 2001                        By:/s/ Anthony J. Kirincic
                                                ----------------------------
                                                  Anthony J. Kirincic
                                                  President



Dated:   May 15, 2001                        By:/s/ Barry E. Shapiro
                                                ----------------------------
                                                  Barry E. Shapiro
                                                  Chief Financial Officer
                                                  (and principal accounting
                                                   officer)