Form 10-Q
period 2001-06-30
KIRLIN HOLDING CORP
filed 2001-08-14
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Act of 1934

For the quarterly period ended June 30, 2001
                               -------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


For the transition period from ___________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                11-3229358
---------------------------------       ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employerm Identification No.)
Incorporation or Organization)


                 6901 Jericho Turnpike, Syosset, New York 11791
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
                -------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

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


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At August 10, 2001, Issuer had outstanding 13,274,398 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                                         June 30,          December 31,
                                                                                           2001                2000
                                                                                      ----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                             $       276,617    $         579,652
Due from Clearing Broker                                                                    3,588,340            4,524,193
Securities Owned:
   U.S. government and agency obligations, at market value                                    262,125              362,159
   State and municipal obligations, at market value                                           985,943              185,625
   Corporate bonds and other securities, at market value                                      744,072              779,498
   Nonmarketable securities, at fair value                                                    997,436              990,649
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $2,151,952 and $1,965,043, respectively                                 1,304,224            1,604,986
Deferred Tax Assets                                                                         3,464,851            2,273,620
Goodwill, net of accumulated amortization of $81,884 and $49,390, respectively              1,060,041            1,057,956
Other Assets                                                                                2,593,911            3,777,856
                                                                                      ----------------   ------------------

               Total assets                                                           $    15,277,560    $      16,136,194
                                                                                      ================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, not yet purchased, at market value                               $       517,264    $         297,929
   Accrued compensation                                                                     1,572,839            2,081,093
   Accounts payable and accrued expenses                                                    2,073,887            2,019,489
   Subordinated liabilities                                                                   600,000
                                                                                      ----------------   ------------------

               Total liabilities                                                            4,763,990            4,398,511
                                                                                      ----------------   ------------------

Minority Interest in Subsidiaries                                                           1,051,787              956,408
                                                                                      ----------------   ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 40,000,000 shares, issued and
      outstanding 13,221,584 and 12,670,040 shares, respectively                                1,322                1,267
   Additional paid-in capital                                                              13,251,193           12,663,036
   Accumulated deficit                                                                     (3,556,797)          (1,883,028)
   Less unearned stock compensation                                                          (233,935)
                                                                                      ----------------   ------------------

               Total stockholders' equity                                                   9,461,783           10,781,275
                                                                                      ----------------   ------------------

               Total liabilities and stockholders' equity                             $    15,277,560    $      16,136,194
                                                                                      ================   ==================



See Notes to Consolidated Financial Statements
                                                                                                                              2

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations

                                                                  Three-Months Ended                  Six-Months Ended
                                                                       June 30,                           June 30,
                                                           ----------------------------------  --------------------------------
                                                                2001               2000             2001            2000
                                                           ----------------  ----------------  --------------- ----------------
                                                                      (Unaudited)                       (Unaudited)
Revenues:
   Principal transactions, net                             $     2,273,632   $     2,517,055  $     4,730,469  $    10,410,429
   Commissions                                                   2,488,552         4,513,229        5,649,750        9,724,602
   Merchant Banking                                                 38,400       (1,392,183)           86,547      (1,127,707)
   Investment Banking                                                                325,000                           325,000
   Other income                                                    299,888           484,171          633,582        1,046,841
   Increase in value attributable to subsidiaries                  113,413           276,747          453,378          583,746
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 5,213,885         6,724,019       11,553,726       20,962,911
                                                           ----------------  ---------------- ---------------- ----------------
Expenses:
   Employee compensation and benefits                            3,848,260         7,230,879        8,751,399       17,074,645
   Promotion and advertising                                       367,839           864,397          640,087        1,491,310
   Clearance and execution charges                                 457,537           512,295          799,400        1,068,349
   Occupancy and communications                                  1,288,078         1,267,443        2,549,353        2,345,087
   Professional fees                                               332,462           398,169          657,132        1,033,280
   Interest                                                         20,515           164,378           43,484          197,539
   Other                                                           399,358           647,101          869,538        1,051,265
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 6,714,049        11,084,662       14,310,393       24,261,475
                                                           ----------------  ---------------- ---------------- ----------------

    Loss before income tax benefit and minority
       interest in loss of subsidiaries                        (1,500,164)       (4,360,643)      (2,756,667)      (3,298,564)

Income tax benefit                                                 497,656         1,084,849          788,841          742,645
                                                           ----------------  ---------------- ---------------- ----------------

   Loss before minority interest in loss of
       subsidiaries                                            (1,002,508)       (3,275,794)      (1,967,826)      (2,555,919)

Minority interest in loss of subsidiaries                           98,899           504,870          294,057          753,565
                                                           ----------------  ---------------- ---------------- ----------------

   Net loss                                                $     (903,609)   $   (2,770,924)  $   (1,673,769)  $   (1,802,354)
                                                           ================  ================ ================ ================

Basic loss per common share                                $        (0.07)   $        (0.22)   $       (0.13)  $        (0.14)
                                                           ================  ================ ================ ================

Diluted loss per common share                              $        (0.07)   $        (0.22)   $       (0.13)  $        (0.14)
                                                           ================  ================ ================ ================


See Notes to Consolidated Financial Statements

                                                                                                                              3

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 2001
(Unaudited)

                                  Common Stock             Additional                        Unearned
                          -----------------------------     Paid-in       Accumulated          Stock
                             Shares        Par Value        Capital         Deficit        Compensation        Total
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2001           12,670,040   $      1,267    $ 12,663,036   $  (1,883,028)                    $  10,781,275

Stock issuance                  573,034             58         620,394                         (233,935)         386,517

Stock forfeiture               (21,490)            (3)        (32,237)                                          (32,240)

Net loss                                                                    (1,673,769)                      (1,673,769)
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   June 30, 2001             13,221,584   $      1,322    $ 13,251,193   $  (3,556,797)    $   (233,935)   $   9,461,783
                          ==============  =============   =============  ===============   ==============  ==============









See Notes to Consolidated Financial Statement
                                                                                                                        4

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                           2001                2000
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net loss                                                                          $   (1,673,769)     $  (1,802,354)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       491,461            550,394
         Loss on disposal of fixed assets                                                    104,846
         Deferred income taxes                                                           (1,191,231)        (1,929,752)
         Investment by minority shareholders                                                 389,436            332,652
         Minority interest in loss of subsidiaries                                         (294,057)          (753,565)
         (Increase) in nonmarketable securities                                              (6,786)
         Net stock compensation (forfeited)                                                  354,277           (54,968)
         Provision for losses on accounts receivable                                                             50,640
         (Increase) decrease in securities owned, at market value                          (664,859)          3,858,191
         Decrease in receivable from clearing broker                                         935,853          2,169,006
         Decrease (increase) in other assets                                               1,183,945          (991,108)
         Increase in securities sold, not yet purchased, at market value                     219,335              8,943
         (Decrease) in accrued compensation                                                (508,254)        (1,329,288)
         Increase (decrease) in accounts payable and accrued expenses                         54,398        (2,307,207)
         (Decrease) in income taxes payable                                                                   (772,757)
         Increase in subordinated liabilities                                                600,000
                                                                                    -------------------  -----------------

               Total adjustments                                                           1,668,364        (1,168,819)
                                                                                    -------------------  -----------------

               Net cash used in operating activities                                         (5,405)        (2,971,173)
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                              (174,475)        (1,063,213)
   Acquisition of other businesses, net of cash                                            (123,155)          (816,437)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                       (297,630)        (1,879,650)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                                      56,875
   Issuance of subsidiary common stock                                                                          318,600
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                                        375,475
                                                                                    -------------------  -----------------

Net decrease in cash and cash equivalents                                                  (303,035)        (4,475,348)

Cash and cash equivalents, beginning of period                                               579,652          8,445,532
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $        276,617     $    3,970,184
                                                                                    ===================  =================

Supplemental information:
   Interest paid                                                                    $         14,483     $       34,655
   Income taxes paid                                                                $         22,145     $    1,965,968



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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.


2.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. GMST and VentureHighway will file federal income tax returns on a stand-alone basis.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

3.       Earnings Per Share


         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and six-month periods ended June 30, 2001 and 2000, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                      Loss               Shares          Per-Share
                                                                   (Numerator)        (Denominator)        Amount
                                                                 -----------------    --------------     -----------
                      Three months ended June 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $     (903,609)        13,214,163      $   (0.07)
                                                                 =================    ==============     ==========

                      Three months ended June 30, 2000:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (2,770,924)        12,654,353      $   (0.22)
                                                                 =================    ==============     ==========


                      Six months ended June 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (1,673,769)        13,068,070      $   (0.13)
                                                                 =================    ==============     ==========


                      Six months ended June 30, 2000:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (1,802,354)        12,597,553      $   (0.14)
                                                                 =================    ==============     ==========


                                                                                                                   7

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statementz
(Unaudited)

4.      New Accounting Pronouncements

         In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." The Company is presently assessing the impact of SFAS 141 and 142 on its consolidated financial statements.


5.       Subsequent Events

         During July 2001, Kirlin obtained regulatory approval related to its agreement to acquire certain assets of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm, in consideration for the issuance of a ten year warrant to purchase 1,200,000 shares of the common stock of the Company at an exercise price equal to $1.50 per share and the assumption of liabilities under real estate and equipment leases relating to offices of M.S. Farrell to be used by Kirlin following completion of the transaction.

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

         Principal transactions, net for the three and six-month periods ended June 30, 2001 decreased 9.7% and 54.6%, respectively, to $2,273,632 and $4,730,469 from the comparable periods in 2000. The decrease is primarily attributable to a decrease in revenue related to equity and fixed income business, which the Company believes was due to the bearish investor market, which also resulted in a decrease in commission business identified in the next paragraph.

         Commissions for the three and six-month periods ended June 30, 2001 decreased 44.9% and 41.9%, respectively, to $2,488,552 and $5,649,750 from the comparable periods in 2000. The decrease is primarily attributable to the Company's decreased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission.

         Merchant banking for the three and six-month periods ended June 30, 2001 increased 102.8% and 107.7%, respectively, to $38,400 and $86,547 from the comparable periods in 2000. The change in the value of these investments owned by the Company changed primarily as a result of appreciation in the value of some of the investments owned by the Company. In addition one position became freely tradable which makes up a portion of the total amount of this line item. The Company's investment policy records income from such investments in this line item up until the time the position becomes freely tradable. Subsequent to this date any respective gains or losses will be recorded as part of the principal transactions line item.

         There was no Investment banking revenue for the three and six-month periods ended June 30, 2001, since no investment banking fees were generated during the current year.

         Other income for the three and six-month periods ended June 30, 2001 decreased 38.1% and 39.5%, respectively, to $299,888 and $633,582 from the comparable periods in 2000. The decrease is primarily attributable to the decreases in transactional and account balance rebates the Company is entitled to from its clearing brokers, as well as other broker dealers with which it conducts business. A portion of the decrease relates to lower interest income in a money market account for VentureHighway as compared to the prior year due to smaller balances maintained in this money market account.

         Increase in value attributable to subsidiaries for the three and six-month periods ended June 30, 2001 decreased 59.0% and 22.3%, respectively, to $113,413 and $453,378 from the comparable periods in 2000. This line item changes based on the value of the Company's investment in its subsidiary, VentureHighway, and changes based on the change in the stock subscription receivable VentureHighway has related to an advertising barter transaction it effected with a minority shareholder since net worth increases as a direct result of the usage of the barter advertising. The advertising usage was lower in the current periods from the comparable periods in 2000. Additionally, during January 2001, this line item changed due to the increase in the value of the Company's investment in its subsidiary, GMST World Markets, after the issuance by GMST of its common stock to an employee of that subsidiary.

         Employee compensation and benefits for the three and six-month periods ended June 30, 2001 decreased 46.8% and 48.7%, respectively, to $3,848,260 and $8,751,399 from the comparable periods in 2000. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the acquisition of two retail-oriented brokerage firms during March 2000 and April 2000 partially offset by a decline in other employees in the Company as compared to the same period in 2000.

         Promotion and advertising for the three and six-month periods ended June 30, 2001 decreased 57.4% and 57.1%, respectively, to $367,839 and $640,087 from the comparable periods in 2000 primarily as a result of the Company's planned decrease in advertising expenditures related to VentureHighway. In December 2000, after pursuing its Internet-based business plan, VentureHighway suspended its Internet operations while it considers its strategic alternatives. The decrease is partially offset by an increase in radio advertising related to the Company's retail brokerage operations.

         Clearance and execution charges for the three and six-month periods ended June 30, 2001 decreased 10.7% and 25.2%, respectively, to $457,537 and $799,400 from the comparable periods in 2000 primarily as a result of lower ticket volume, partially offset by higher ticket charges assessed by the Company's clearing broker due to the expiration of a special agreement.

         Occupancy and communications costs for the three and six-month periods ended June 30, 2001 increased 1.6% and 8.7%, respectively, to $1,288,078 and $2,549,353 from the comparable periods in 2000. This increase is primarily a result of communication cost commitments related to VentureHighway and the cost of quotation machines for GMST World Markets.

         Professional fees for the three and six-month periods ended June 30, 2001 decreased 16.5% and 36.4%, respectively, to $332,462 and $657,132 from the comparable periods in 2000 primarily as a result of non-recurring professional recruitment fees and computer consultation costs arising in the prior year related to VentureHighway.

         Interest expense for the three and six-month periods ended June 30, 2001 decreased 87.5% and 78.0%, respectively, to $20,515 and $43,484 from the comparable periods in 2000. Interest expense decreased substantially due to non-recurring accrued interest related to ParentNet Inc.'s secured promissory notes. The Company sold its entire ownership interest in ParentNet during the fourth quarter of 2000. For the retail brokerage entities, interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and six-month periods ended June 30, 2001 decreased 38.3% and 17.3%, respectively, to $399,358 and $869,538 from the comparable periods in 2000 as a result of the goodwill amortization expense related to the Company's decreased ownership in GMST World Markets to 58%. As a result of this ownership decrease, the Company decreased its goodwill basis to be consistent with its new ownership percentage. Additionally, other expenses decreased due to the decrease in registration expenses related to the office closing of two of the Company's retail branch offices during the fourth quarter of 2000 and a reduction of customer settlement amounts. Finally, the decrease is attributable to the absence in the current year of non-recurring computer and copier and warrant amortization expenses associated with ParentNet in 2000. As previously identified above, the Company sold ParentNet.

         Income tax benefit for the three and six-month periods ended June 30, 2001 were $497,656 and $788,841, respectively, which follows the change in income before this income tax benefit.

         Net loss of $903,609 and $1,673,769, respectively, for the three and six-month periods ended June 30, 2001 compares to net loss of $2,770,924 and $1,802,354 for the three and six-month periods ended June 30, 2000. This resulted primarily from the decrease in revenues and expenses, and decrease in tax benefit as discussed above.


Liquidity and Capital Resources

         At June 30, 2001, approximately 38% of the Company's assets were comprised of cash and highly liquid securities.

         Due from Clearing Brokers amounted to $3,588,340 at June 30, 2001 as compared to $4,524,193 at December 31, 2000. This 20.7% decrease is primarily attributable to cash borrowed on margin to purchase inventory and decreased receivables related to agency commission business due to a poor market at the end of the second quarter.

         Securities owned at June 30, 2001 were $2,989,576 as compared to $2,317,931 at December 31, 2000. This 29.0% increase is primarily attributable to an increase in state and municipal obligations securities held in inventory with respect to the Company's syndicate activities.

         Furniture, Fixtures and Leasehold improvements, net, at June 30, 2001, decreased to $1,304,224 as compared to $1,604,986 at December 31, 2000. This 18.7% decrease results from the depreciation of fixed assets during the past year.

         Deferred tax asset at June 30, 2001 amounted to $3,464,851 as compared to $2,273,620 at December 31, 2000. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the six-month period ended June 30, 2000.

         Goodwill, net at June 30, 2001 amounted to $1,060,041 as compared to $1,057,956 at December 31, 2000. During March 2000 and April 2000, respectively, the Company acquired all of the outstanding capital stock of GMST World Markets, Inc. (formerly First Long Island Securities, Inc.) and Princeton Securities Corporation, both of which are retail-oriented brokerage firms. Goodwill, net primarily remained unchanged, even after amortization, due to an adjustment made during January 2001 to reflect the Company's reduced ownership in the outstanding capital stock of GMST World Markets, offset by the increase in goodwill related to the additional purchase payments for Princeton Securities.

         Other assets decreased by 31.3% to $2,593,911 at June 30, 2001, from $3,777,856 at December 31, 2000. The change in other assets is attributable to decreases in loans outstanding and prepaid restricted stock, receipt of distributions and proceeds related to two of the Company's investments, and the reduction of prepaid operating expenses.

         Securities sold short amounted to $517,264 at June 30, 2001 as compared to $297,929 at December 31, 2000. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $1,572,839 at June 30, 2001 as compared to $2,081,093 at December 31, 2000, a 24.4% decrease primarily attributable to decreased revenues upon which commission income to registered representatives is based due to a poor market at the end of the second quarter.

         Accounts payable and accrued expenses were $2,073,887 at June 30, 2001 as compared to $2,019,489 at December 31, 2000, a 2.7% increase attributable to payables related to the Company's general business, communication cost commitments related to VentureHighway, and the conversion by GMST of an outstanding loan made by an employee of that subsidiary to equity.

         Subordinated liabilities was $600,000 at June 30, 2001 reflective of the subordinated debt instrument issued by GMST World Markets in order to increase its regulatory net capital basis as a registered broker-dealer.

         Minority interest in Subsidiaries was $1,051,787 at June 30, 2001 as compared to $956,408 at December 31, 2000 reflective of the investment by third parties in the voting stock of VentureHighway and GMST World Markets not held by the Company.

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

         On June 5, 2001, Kirlin Securities entered into a new clearing agreement with BNY Clearing Corp., under which BNY will become the new clearing firm for Kirlin. This change is expected to occur in the third quarter of 2001. In connection with entering into this new clearing arrangement, BNY agreed to advance to Kirlin $2,500,000 rebate payment that Kirlin is required to repay on the third anniversary, provided that the amount to be repaid is reduced by 50% of the amount of the clearing fees that Kirlin Securities pays to BNY under the clearing arrangement. Based upon the historical and anticipated volume of brokerage business of Kirlin Securities, Kirlin Securities does not anticipate that it will be required to repay the rebate payment.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company, however, is exploring the possibility of a debt or equity financing to assist it in pursuing its plans for growth.

ITEM 2:           SALES OF UNREGISTERED SECURITIES

                                                   Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of                         Price Afforded to         Exemption from        Exercise or
Date of Sale      Security         Number Issued   Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------
     4/2/01       Common Stock        123,335      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company

     4/3/01       Options to         2,641,429     Options granted under             4(2)          Exercisable at
                  purchase                         1994 Stock Plan; no                             varying periods of
                  Common Stock                     cash consideration                              time ranging from 0
                                                   received by Company                             to 2 years from date
                                                   until exercise                                  of grant, at an
                                                                                                   exercise price of
                                                                                                   $1.50 per share and
                                                                                                   all of which expire
                                                                                                   10 years from date
                                                                                                   of grant

     5/1/01       Common Stock         1,746       Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company

    5/16/01       Common Stock         23,000      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company


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



                                             Kirlin Holding Corp.
                                             --------------------
                                             (Registrant)




Dated:   August 14, 2001            By:   /s/ Anthony J. Kirincic
                                          -----------------------
                                          Anthony J. Kirincic
                                          President




Dated:   August 14, 2001            By:   /s/ Barry E. Shapiro
                                          ---------------------
                                          Barry E. Shapiro
                                          Chief Financial Officer
                                          (and principal accounting officer)