Form 10-Q
period 2001-09-30
KIRLIN HOLDING CORP
filed 2001-11-19
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of
-----    the Securities Act of 1934

For the quarterly period ended September 30, 2001
                               ------------------


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)



                  Delaware                                  11-3229358
  ------------------------------------                 ---------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
               (Registrant's Telephone Number Including Area Code)

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


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At November 16, 2001, Issuer had outstanding 14,889,057 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                       September 30,       December 31,
                                                                           2001                2000
                                                                     -----------------   ------------------
                                                                       (Unaudited)
                                     ASSETS:

Cash and cash equivalents                                            $      1,665,525    $         579,652
Due from Clearing Broker                                                    3,078,286            4,524,193
Securities Owned:
   U.S. government and agency obligations, at market value                    392,151              362,159
   State and municipal obligations, at market value                           138,838              185,625
   Corporate bonds and other securities, at market value                      626,490              779,498
   Nonmarketable securities, at fair value                                    356,021              990,649
Furniture, Fixtures and Leasehold Improvements, at cost,
    net of accumulated depreciation of $2,251,014 and
    $1,965,043, respectively                                                1,227,028            1,604,986
Deferred Tax Assets                                                         3,172,404            2,273,620
Goodwill and other intangible assets, net of accumulated
    amortization of $24,734 and $49,390, respectively                       2,440,067            1,057,956
Other Assets                                                                1,856,495            3,777,856
                                                                     ----------------    -----------------

               Total assets                                          $     14,953,305    $      16,136,194
                                                                     ================    =================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value              $        236,255    $         297,929
   Accrued compensation                                                     1,361,054            2,081,093
   Accounts payable and accrued expenses                                    2,151,923            2,019,489
   Subordinated liabilities                                                   600,000
                                                                     ----------------    -----------------

               Total liabilities                                            4,349,232            4,398,511
                                                                     ----------------    -----------------

Minority Interest in Subsidiaries                                             426,471              956,408
                                                                     ----------------    ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 40,000,000
      shares, issued and outstanding 13,256,505 and
      12,670,040 shares, respectively                                           1,326                1,267
   Additional paid-in capital                                              15,134,637           12,663,036
   Accumulated deficit                                                     (4,752,200)          (1,883,028)
   Less unearned stock compensation                                          (206,161)
                                                                     ----------------    -----------------

               Total stockholders' equity                                  10,177,602           10,781,275
                                                                     ----------------    -----------------

               Total liabilities and stockholders'  equity           $     14,953,305    $      16,136,194
                                                                     ================    =================

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES


Consolidated Statements of Operations
                                                                  Three-Months Ended                 Nine-Months Ended
                                                                     September 30,                      September 30,
                                                           ----------------------------------  --------------------------------
                                                                2001               2000             2001            2000
                                                           ----------------  ----------------  --------------- ----------------
                                                                      (Unaudited)                       (Unaudited)
Revenues:
   Principal transactions, net                             $     1,284,177   $     3,010,682  $     6,014,646  $    13,421,111
   Commissions                                                   2,169,794         4,374,728        7,819,543       14,099,329
   Merchant Banking                                                 93,605          (517,794)         180,152       (1,645,501)
   Investment Banking                                               40,749                             40,749          325,000
   Other income                                                    278,923           760,285          912,505        1,807,126
   Increase in value attributable to subsidiaries                   62,617           213,152          515,995          796,898
                                                           ---------------   ---------------  ---------------  ---------------

                                                                 3,929,865         7,841,053       15,483,590       28,803,963
                                                           ---------------   ---------------  ---------------  ---------------
Expenses:
   Employee compensation and benefits                            3,540,950         7,585,273       12,292,350       24,659,918
   Promotion and advertising                                       258,026           538,626          898,113        2,029,936
   Clearance and execution charges                                 332,918           492,958        1,132,318        1,561,306
   Occupancy and communications                                  1,197,126         1,519,208        3,746,480        3,864,295
   Professional fees                                               317,932           668,345          975,064        1,701,625
   Interest                                                         21,848            53,325           65,332          250,864
   Other                                                           410,626           682,156        1,280,162        1,733,422
                                                           ---------------   ---------------  ---------------  ---------------

                                                                 6,079,426        11,539,891       20,389,819       35,801,366
                                                           ---------------   ---------------  ---------------  ---------------

   Loss before income tax benefit and minority interest
       in loss of subsidiaries                                  (1,411,162)       (3,698,838)      (4,906,229)      (6,997,403)

Income tax benefit                                                (738,394)       (1,147,740)      (1,527,242)      (1,890,385)
                                                           ---------------   ---------------  ---------------  ---------------

   Loss before minority interest in loss of subsidiaries        (1,411,162)       (2,551,098)      (3,375,989)      (5,107,018)

Minority interest in loss of subsidiaries                          215,760           215,952          509,817          969,517
                                                           ---------------   ---------------  ---------------  ---------------

   Net loss                                                $   (1,195,402)   $   (2,335,146)  $    (2,869,172) $    (4,137,501)
                                                           ==============    ==============   ===============  ===============

Basic loss per common share                                $        (0.09)   $        (0.18)   $        (0.22) $         (0.33)
                                                           ==============    ==============   ===============  ===============

Diluted loss per common share                              $        (0.09)   $        (0.18)   $        (0.22) $         (0.33)
                                                           ==============    ==============   ===============  ===============

See Notes to Consolidated Financial Statments

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 2001
(Unaudited)


                                   Common Stock             Additional                        Unearned
                           -----------------------------     Paid-in        Accumulated         Stock
                              Shares        Par Value        Capital          Deficit       Compensation        Total
                           --------------  -------------   -------------  ----------------  --------------  --------------
Stockholders' equity,
   January 1, 2001            12,670,040   $      1,267    $ 12,663,036   $   (1,883,028)                   $  10,781,275

Stock issuance                   647,760             65         758,620                         (206,161)         552,524

Stock forfeiture                 (61,295)            (6)        (88,257)                                          (88,263)

Acquisition enhancement                                         445,238                                           445,238

Issue of warrant for
   acquisition                                                1,356,000                                         1,356,000

Net loss                                                                      (2,869,172)                      (2,869,172)
                           -------------   ------------    ------------  ---------------    -------------   -------------

Stockholders' equity,
   September 30, 2001         13,256,505   $      1,326    $ 15,134,637   $   (4,752,200)   $   (206,161)   $  10,177,602
                           =============   ============    ============   ==============    ============    =============







See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                           2001                2000
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net loss                                                                         $     (2,869,172)     $  (4,137,501)
                                                                                    ----------------      -------------
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                       673,806            910,041
         Loss on disposal of fixed assets                                                    104,846
         Deferred income taxes                                                              (898,784)        (3,052,843)
         Investment by minority shareholders                                                 425,118            560,061
         Minority interest in loss of subsidiaries                                          (509,817)          (969,517)
         Decrease in nonmarketable securities                                                634,629
         Net stock compensation (forfeited)                                                  464,261           (186,105)
         Provision for losses on accounts receivable                                                             51,405
         Decrease in securities owned, at market value                                       169,802          4,435,428
         Decrease in receivable from clearing broker                                       1,445,907          2,702,971
         Decrease (increase) in other assets                                               1,921,361           (655,618)
         (Decrease) in securities sold, not yet purchased, at market value                   (61,674)          (504,537)
         (Decrease) in accrued compensation                                                 (720,039)          (933,385)
         Increase (decrease) in accounts payable and accrued expenses                        132,434         (2,045,068)
         (Decrease) in income taxes payable                                                                    (841,831)
         Increase in subordinated liabilities                                                600,000
                                                                                    ----------------     --------------

               Total adjustments                                                           4,381,850           (528,998)
                                                                                    ----------------     --------------

               Net cash provided by (used in) operating activities                         1,512,678         (4,666,499)
                                                                                    ----------------     --------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (258,841)        (1,658,160)
   Acquisition of other businesses, net of cash                                             (167,964)          (850,208)
                                                                                    ----------------     --------------

               Net cash used in investing activities                                        (426,805)        (2,508,368)
                                                                                    ----------------     --------------

Cash flows from financing activities:
   Issuance of common stock                                                                                      56,877
   Issuance of subsidiary common stock                                                                          868,600
                                                                                    ----------------     --------------

               Net cash provided by financing activities                                                        925,477
                                                                                    ----------------     --------------

Net increase (decrease) in cash and cash equivalents                                       1,085,873         (6,249,390)

Cash and cash equivalents, beginning of period                                               579,652         (8,445,532)
                                                                                    ----------------     --------------

               Cash and cash equivalents, end of period                             $      1,665,525     $    2,196,142
                                                                                    ================     ==============

Supplemental disclosure of consolidated cash flow information:
   Interest paid                                                                    $         19,917     $       47,530
   Income taxes paid                                                                $         22,145     $    1,989,617

Supplemental disclosure of noncash financing informaiton:
   Issue of warrant for acquisition                                                 $      1,356,000


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

          The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operated a branded website designed to match companies seeking funding with qualified investors. In December 2000, VentureHighway suspended its operations as it considers strategic alternatives. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of GMST, which was a retail-oriented brokerage firm. On August 29, 2000, the Company sold 20% of the outstanding stock of GMST. In December 2000, GMST began operations as a market-maker in foreign ADR and equity securities. GMST also executes transactions on behalf of other broker-dealers in the United States. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 58%. On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton. On August 24, 2001, Kirlin completed its agreement to acquire certain assets of Princeton in consideration for $100,000 and the assumption of liabilities under real estate and equipment leases relating to offices of Princeton to be used by Kirlin following completion of the transaction. This acquisition was accounted for under the purchase method of accounting.

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

2.        Income Taxes

          The Company files consolidated federal income tax returns and separate Company state income tax returns. GMST and VentureHighway will file federal income tax returns on a stand-alone basis.

3.        Acquisition

          On August 29, 2001, Kirlin completed its agreement to acquire certain assets of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm, in consideration for the issuance of a ten year warrant to purchase 1,200,000 shares of the common stock of the Company at an exercise price equal to $1.50 per share and the assumption of liabilities under real estate and equipment leases relating to offices of M.S. Farrell to be used by Kirlin following completion of the transaction. This acquisition was accounted for under the purchase method of accounting.

4.        Earnings Per Share

          The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and nine-month periods ended September 30, 2001 and 2000, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                       Loss              Shares          Per-Share
                                                                   (Numerator)        (Denominator)        Amount
                                                                 -----------------    --------------     -----------
                      Three months ended September 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (1,195,402)        13,273,386      $   (0.09)
                                                                  ==============      =============      ==========

                      Three months ended September 30, 2000:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (2,335,146)        12,750,568      $   (0.18)
                                                                  ==============      =============      ==========

                      Nine months ended September 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (2,869,172)        13,137,259      $   (0.22)
                                                                  ==============      =============      ==========
(Continued)


KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

                                                                       Loss              Shares          Per-Share
                                                                   (Numerator)        (Denominator)        Amount
                                                                 -----------------    --------------     -----------
                      Nine months ended September 30, 2000:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (4,137,501)        12,648,929      $   (0.33)
                                                                  ==============      =============      ==========

5.        New Accounting Pronouncements

          In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." The Company is presently assessing the impact of SFAS 141 and 142 on its consolidated financial statements.



6.        Subsequent Events

          During October 2001 Kirlin changed its clearing firm and all of its customer accounts were transferred to the new clearing firm.

          On October 30, 2001 the Company completed a private placement where it raised $1,500,000 and issued 1,500,000 shares of its $0.0001 par value common stock, along with 750,000 Class A redeemable warrants with an exercise price of $1.50 and 750,000 Class B redeemable warrants with an exercise price of $2.50. Each warrant will entitle the holder to purchase one additional share of common share at the specified exercise price, for a period of four years commencing on May 1, 2002. In addition, the Company issued four-year options to the placement agent to purchase 10% of the number of Units sold in this offering.

          On November 9, 2001 Princeton filed an application with the National Association of Securities Dealers, Inc. withdrawing its membership as a registered broker-dealer.

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


Results of Operations

         Principal transactions, net for the three and nine-month periods ended September 30, 2001 decreased 57.3% and 55.2%, respectively, to $1,284,177 and $6,014,646 from the comparable periods in 2000. The decrease is primarily attributable to a decrease in revenue related to equity and fixed income business, which the Company believes was due to the bearish investor market, which also resulted in a decrease in commission business identified in the next paragraph.

         Commissions for the three and nine-month periods ended September 30, 2001 decreased 50.4% and 44.5%, respectively, to $2,169,794 and $7,819,543 from the comparable periods in 2000. The decrease is primarily attributable to the Company's decreased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission.

         Merchant banking for the three and nine-month periods ended September 30, 2001 increased 118.1% and 110.9%, respectively, to $93,605 and $180,152 from the comparable periods in 2000. The change in the value of these investments owned by the Company changed primarily as a result of appreciation in the value of some of the investments owned by the Company. In addition one position became freely tradable which makes up a portion of the total amount of this line item. The Company's investment policy records income from such investments in this line item up until the time the position becomes freely tradable. Subsequent to this date any respective gains or losses will be recorded as part of the principal transactions line item.

         Investment banking for the three and nine-month periods ended September 30, 2001 increased 100.0% and decreased 87.5%, respectively, to $40,749 from the comparable periods in 2000. The change is primarily attributable to investment banking fees the Company generated from acting as placement agent related to a private placement.

         Other income for the three and nine-month periods ended September 30, 2001 decreased 63.3% and 49.5%, respectively, to $278,923 and $912,505 from the comparable periods in 2000. The decrease is primarily attributable to the decreases in transactional and account balance rebates the Company is entitled to from its clearing brokers, as well as other broker dealers with which it conducts business. A portion of the decrease relates to lower interest income in a money market account for VentureHighway as compared to the prior year due to smaller balances maintained in this money market account.

         Increase in value attributable to subsidiaries for the three and nine-month periods ended September 30, 2001 decreased 70.6% and 35.3%, respectively, to $62,617 and $515,995 from the comparable periods in 2000. This line item changes based on the value of the Company's investment in its subsidiary, VentureHighway, and changes based on the change in the stock subscription receivable VentureHighway has related to an advertising barter transaction it effected with a minority shareholder since net worth increases as a direct result of the usage of the barter advertising. The advertising usage was lower in the current periods from the comparable periods in 2000. Additionally, during January 2001, this line item changed due to the increase in the value of the Company's investment in its subsidiary, GMST World Markets, after the issuance by GMST of its common stock to an employee of that subsidiary.

         Employee compensation and benefits for the three and nine-month periods ended September 30, 2001 decreased 53.3% and 50.2%, respectively, to $3,540,950 and $12,292,350 from the comparable periods in 2000. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the acquisition of two retail-oriented brokerage firms during March 2000 and April 2000 partially offset by a decline in other employees in the Company as compared to the same period in 2000.

         Promotion and advertising for the three and nine-month periods ended September 30, 2001 decreased 52.1% and 55.8%, respectively, to $258,026 and $898,113 from the comparable periods in 2000 primarily as a result of the Company's planned decrease in advertising expenditures related to VentureHighway. In December 2000, after pursuing its Internet-based business plan, VentureHighway suspended its Internet operations while it considers its strategic alternatives. The decrease is partially offset by an increase in radio advertising related to the Company's retail brokerage operations.

         Clearance and execution charges for the three and nine-month periods ended September 30, 2001 decreased 32.5% and 27.5%, respectively, to $332,918 and $1,132,318 from the comparable periods in 2000 primarily as a result of lower ticket volume, partially offset by higher ticket charges assessed by the Company's clearing broker due to the expiration of a special agreement.

         Occupancy and communications costs for the three and nine-month periods ended September 30, 2001 decreased 21.2% and 3.0%, respectively, to $1,197,126 and $3,746,480 from the comparable periods in 2000. This decrease is primarily a result of non-recurring occupancy and communications costs related to ParentNet Inc. and the closing of a retail branch office in October 2000 offset by the cost of quotation machines for GMST World Markets. The Company sold its entire ownership interest in ParentNet during the fourth quarter of 2000.

         Professional fees for the three and nine-month periods ended September 30, 2001 decreased 52.4% and 42.7%, respectively, to $317,932 and $975,064 from the comparable periods in 2000 primarily as a result of non-recurring professional recruitment fees and computer consultation costs arising in the prior year related to VentureHighway and non-recurring fees related to ParentNet.

         Interest expense for the three and nine-month periods ended September 30, 2001 decreased 59.0% and 74.0%, respectively, to $21,848 and $65,332 from the comparable periods in 2000. Interest expense decreased substantially due to non-recurring accrued interest related to ParentNet's secured promissory notes. For the retail brokerage entities, interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and nine-month periods ended September 30, 2001 decreased 39.8% and 26.1%, respectively, to $410,626 and $1,280,163 from the comparable periods in 2000 as a result of the goodwill amortization expense related to the Company's decreased ownership in GMST World Markets to 58%. As a result of this ownership decrease, the Company decreased its goodwill basis to be consistent with its new ownership percentage. Additionally, other expenses decreased due to the absence in the current year of non-recurring computer and copier and warrant amortization expenses associated with ParentNet in 2000. As previously identified above, the Company sold ParentNet.

         Income tax benefit for the three and nine-month periods ended September 30, 2001 were $738,399 and $1,527,240, respectively.

         Net loss of $1,195,402 and $2,869,172, respectively, for the three and nine-month periods ended September 30, 2001 compares to net loss of $2,335,147 and $4,137,501 for the three and nine-month periods ended September 30, 2000. This resulted primarily from the decrease in revenues and expenses, and decrease in tax benefit as discussed above.


Liquidity and Capital Resources

         At September 30, 2001, approximately 42% of the Company's assets were comprised of cash and highly liquid securities.

         Due from Clearing Brokers amounted to $3,078,286 at September 30, 2001 as compared to $4,524,193 at December 31, 2000. This 32.0% decrease is primarily attributable to cash borrowed on margin to purchase inventory and decreased receivables related to agency commission business due to a poor market at the end of the third quarter.

         Securities owned at September 30, 2001 were $1,513,500 as compared to $2,317,931 at December 31, 2000. This 34.7% decrease is primarily attributable to the cash distribution by one of the Company's positions held in relation to its merchant banking and investment banking activities as well as the decrease in the value of those positions.

         Furniture, Fixtures and Leasehold improvements, net, at September 30, 2001, decreased to $1,227,028 as compared to $1,604,986 at December 31, 2000. This 23.5% decrease primarily results from the depreciation of fixed assets during the past year.

         Deferred tax asset at September 30, 2001 amounted to $3,172,404 as compared to $2,273,620 at December 31, 2000. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the nine-month period ended September 30, 2001.

         Goodwill and other intangible assets, net at September 30, 2001 amounted to $2,440,067 as compared to $1,057,956 at December 31, 2000. During August 2001, the Company completed its agreement to acquire certain assets and the assumption of liabilities under real estate and equipment leases of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm. The increase in goodwill is attributable to the excess of the acquisition cost over the fair value of the net assets acquired by the Company. In addition, goodwill increased related to the additional purchase payments for Princeton Securities Corporation, which was acquired during April 2000.

         Other assets decreased by 50.9% to $1,856,495 at September 30, 2001, from $3,777,856 at December 31, 2000. The change in other assets is attributable to decreases in loans outstanding, taxes receivable, prepaid restricted stock, receipt of distributions and proceeds related to two of the Company's investments, and the reduction of prepaid operating expenses.

         Securities sold short amounted to $236,255 at September 30, 2001 as compared to $297,929 at December 31, 2000. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $1,361,054 at September 30, 2001 as compared to $2,081,093 at December 31, 2000, a 34.6% decrease primarily attributable to decreased revenues upon which commission income to registered representatives is based due to a poor market at the end of the third quarter.

         Accounts payable and accrued expenses at September 30, 2001 as compared to December 31, 2000 primarily remained unchanged.

         Subordinated liabilities was $600,000 at September 30, 2001 reflective of the subordinated debt instrument issued by GMST World Markets in order to increase its regulatory net capital basis as a registered broker-dealer.

         Minority interest in Subsidiaries was $426,471 at September 30, 2001 as compared to $956,408 at December 31, 2000 reflective of the investment by third parties in the voting stock of VentureHighway and GMST World Markets not held by the Company.

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

         On October 5, 2001, Kirlin effected a change in its clearing broker from Correspondent Services Corporation to BNY Clearing Corp. BNY will make a $2,500,000 three-year subordinated loan to Kirlin. Kirlin's obligation to repay this loan will be offset by 50% of the amount of clearing fees and other items that Kirlin pays to BNY under the clearing arrangement provided that minimum threshold amounts are reached.

         On October 30, 2001 the Company completed a private placement where it raised $1,500,000 and issued 1,500,000 shares of its $0.0001 par value common stock, along with 750,000 Class A redeemable warrants with an exercise price of $1.50 and 750,000 Class B redeemable warrants with an exercise price of $2.50. Each warrant will entitle the holder to purchase one additional share of common stock at the specified exercise price, for a period of four years commencing on May 1, 2002.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II:  OTHER INFORMATION

ITEM 2:   SALES OF UNREGISTERED SECURITIES
                                                                                                    If Option, Warrant
                                                    Consideration Received                          or Convertible
                                                    and Description of                              Security, Terms
                  Title of           Number         Discounts to Market Price Exemption from        of Exercise or
Date of Sale      Security           Issued         Afforded to Purchasers    Registration Claimed  Conversions
------------      --------           ------         -----------------------   --------------------  -------------------
     7/2/01       Common Stock         74,726      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1996 Stock Plan;
                                                   no cash consideration
                                                   received by the Company

    8/29/01       Warrant to        1,200,000      Certain assets of M.S.            4(2)          Exercisable at $1.50
                  Purchase                         Farrell & Co., Inc.                             per share for 10
                  Common Stock                                                                     year period

     9/4/01       Options to          200,000      Options granted under             4(2)          Exercisable at
                  purchase                         1996 Stock Plan; no                             varying periods of
                  Common Stock                     cash consideration                              time ranging from 1
                                                   received by Company                             to 3 years from date
                                                   until exercise                                  of grant, at an
                                                                                                   exercise price of
                                                                                                   $1.50 per share and
                                                                                                   all of which expire
                                                                                                   10 years from date
                                                                                                   of grant

     9/7/01       Options to           20,000      Options granted under             4(2)          Exercisable
                  purchase                         1996 Stock Plan; no                             immediately at the
                  Common Stock                     cash consideration                              date of grant, at an
                                                   received by Company                             exercise price of
                                                   until exercise                                  $1.10 per share and
                                                                                                   all of which expire
                                                                                                   10 years from date
                                                                                                   of grant


ITEM 6:             EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

                    10.21 Employment Agreement, dated August 29, 2001, between Registrant and David O. Lindner.

                    10.22 Employment Agreement, dated August 29, 2001 between Registrant and Anthony J. Kirincic.

                    10.23 Form of Stock Option Agreement to reflect quarterly option grants by Registrant to David O. Lindner and Anthony J. Kirincic.

                    10.24 Indemnification Agreement, dated August 29, 2001, between Registrant and Martin F. Schacker.

                    10.24.1 Schedule of Omitted Documents in Form of Exhibit 10.24, including material detail in which such documents differ from Exhibit 10.24.

                    10.25 Stock Option Agreement, dated September 7, 2001, between Registrant and Edward Casey.

                    10.25.1 Schedule of Omitted Document in form of Exhibit 10.25, including material detail in which such document differs from Exhibit 10.25.

                    10.26 Purchase Option, dated as of February 2, 2000, between Registrant and David O. Lindner regarding common stock of VentureHighway.com, Inc.

                    10.26.1 Schedule of Omitted Document in form of Exhibit 10.26, including material detail in which such document differs from Exhibit 10.26.


         (b)        Reports on Form 8-K

                    Current Report on Form 8-K, with August 29, 2001, Date of Report, reporting acquisition of assets under Item 2 thereof.

                    Amendment to Current Report on Form 8-K/A, with August 29, 2001, Date of Report, reporting that no Financial Statements of Business Acquired or Pro Forma Information is required.

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



                                         Kirlin Holding Corp.
                                         --------------------
                                         (Registrant)




Dated:   November 19, 2001               By: /s/ Anthony J. Kirincic
                                             --------------------------
                                             Anthony J. Kirincic
                                             President




Dated:   November 19, 2001               By: /s/ Barry E. Shapiro
                                             -----------------------------
                                             Barry E. Shapiro
                                             Chief Financial Officer
                                             (and principal accounting officer)

                                  EXHIBIT INDEX



          10.21 Employment Agreement, dated August 29, 2001, between Registrant and David O. Lindner.

          10.22 Employment Agreement, dated August 29, 2001 between Registrant and Anthony J. Kirincic.

          10.23 Form of Stock Option Agreement to reflect quarterly option grants by Registrant to David O. Lindner and Anthony J. Kirincic.

          10.24 Indemnification Agreement, dated August 29, 2001, between Registrant and Martin F. Schacker.

          10.24.1 Schedule of Omitted Documents in Form of Exhibit 10.24, including material detail in which such documents differ from Exhibit 10.24.

          10.25 Stock Option Agreement, dated September 7, 2001, between Registrant and Edward Casey.

          10.25.1 Schedule of Omitted Document in form of Exhibit 10.25, including material detail in which such document differs from Exhibit 10.25.

          10.26 Purchase Option, dated as of February 2, 2000, between Registrant and David O. Lindner regarding common stock of VentureHighway.com, Inc.

          10.26.1 Schedule of Omitted Document in form of Exhibit 10.26, including material detail in which such document differs from Exhibit 10.26.