Form 10-K405
period 2001-12-31
KIRLIN HOLDING CORP
filed 2002-04-01
CIK 930797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                         OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT  OF 1934

For the fiscal year ended                December 31, 2001
                          --------------------------------

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE   ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

Commission file number 0-25336
                       -------

                              KIRLIN HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Delaware                                       11-3229358
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  6901 Jericho Turnpike, Syosset, New York                          11791
----------------------------------------------                 -----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number:   (800) 899-9400
                                ----------------

Securities registered pursuant to Section 12(b) of the Act:
        None

Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, par value $.0001 per share

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes |X|   No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to the registrant's proxy statement in connection with the 2002 Annual Meeting of Stockholders, which will be filed by the registrant within 120 days after the close of its fiscal year.

         As of March 26, 2002, the aggregate market value of the registrant's Common Stock (based on its reported last sale price on the Nasdaq National Market) held by non-affiliates of the registrant was $5,429,653. At March 26, 2002, 15,190,688 shares of issuer's Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS.

General

         Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment and merchant banking and money management activities through its wholly-owned operating subsidiaries, Kirlin Securities, Inc and Greenleaf Management Corp. The Company was incorporated under the laws of the State of Delaware on July 28, 1994.

         Kirlin Securities, Inc.

         Kirlin commenced operations in 1988 and is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. Kirlin is a full service retail-oriented brokerage firm, specializing in the trading and sale of both equity and fixed income securities, including mutual funds. At March 1, 2002, Kirlin maintained over 26,000 customer accounts, which held over $800 million in assets. Kirlin employs approximately 150 registered representatives. Kirlin is licensed to conduct activities as a broker-dealer in Puerto Rico, the District of Columbia and in 49 states, and operates primarily from its headquarters in Syosset, New York, as well as seven branch offices located in California, Florida, New Jersey and New York.

         On August 24, 2001, the Company acquired most of the assets, including the customer accounts, of Princeton Securities, an independently wholly-owned subsidiary of VentureHighway.com Inc., which, in turn, is a majority-owned subsidiary of the Company. Prior to the transaction, Princeton operated as a separate broker-dealer. Princeton's office has become a branch office of Kirlin and the registered representatives and other support employees of Princeton have become employees of Kirlin Securities. Kirlin Securities paid Princeton $100,000 and assumed the obligation of VentureHighway.com, to make certain override payments to the former owners of Princeton Securities, which payment is a percentage of revenues generated by the registered representatives being transferred to Kirlin.

         On August 29, 2001, the Company acquired most of the assets, including the customer accounts, of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm with offices in New York City, Red Bank, New Jersey and Fort Lauderdale, Florida. The former offices of M.S. Farrell have become branch offices of Kirlin Securities. In connection with this transaction, Kirlin Securities entered into employment agreements with senior members of M.S. Farrell and hired almost all of the registered representatives and other support employees of M.S. Farrell. We also agreed to issue to M.S. Farrell ten-year warrants to purchase 1,200,000 shares of common stock exercisable at $1.50 per share.

         Greenleaf Management Corp.

         Greenleaf Management is the manager of Greenleaf Capital Partners II, LLC, a private investment fund capitalized in June 1999 to invest in one or more selected companies and take advantage of investment opportunities that may arise.

Brokerage Operations

         Principal Transactions

         A portion of the Company's revenues are derived from principal trading activities in equity and fixed income securities, including merchant banking investments. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations.

         The Company also engages in proprietary trading, including market-making, in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. As a result of structural changes in the Nasdaq marketplace (e.g., decimalization), in March 2002 the Company determined to cease its market-making activities in equity securities.

         Commission Business

         A portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The Company's commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. The Company has agreements with numerous mutual fund management companies pursuant to which the Company sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts which are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds.

         Investment and Merchant Banking

         Investment banking revenue is derived principally from underwriting fees, commissions and expense allowances, as well as the realization of gains from the exercise of warrants, received in connection with underwriting public offerings or acting as placement agent in private offerings. During the last three years, the Company's investment banking activities have consisted of acting as placement agent for two private placement in 2001 (including the Company's own private placement), three private placements in 1999 (including the private placement for Greenleaf Capital). The Company also participates as a member of the underwriting syndicate and selling group member from time to time in unit trust and equity offerings.

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

         In addition and as a complement to its investment banking business, the Company also engages in merchant banking activities, although this activity has been limited since the Company decided to focus on its core brokerage business at the end of 2000. From time to time the Company is presented with opportunities to invest, through debt or equity or combination of both, in other companies in a variety of industries. Such investments generally are speculative and involve a high degree of risk for which the Company may receive significant profits, but no assurance can be given that such will be the case. Merchant banking investments typically are of a longer term nature than the Company's trading activities and therefore increase the Company's exposure to market risks and restrict the use of the Company's capital for longer periods of time.

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

         Clearing Broker

         The Company does not hold any funds or securities of its customers, but instead utilizes, on a fully disclosed basis, the services of BNY Clearing Services LLC as its clearing broker. As a clearing broker, BNY Clearing processes securities transactions for Kirlin and the accounts of its customers for which Kirlin pays a fee. Pursuant to the terms of the agreement with its clearing broker, Kirlin Securities has agreed to indemnify and holds its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, Kirlin Securities would be obligated to indemnify the clearing broker for any resulting losses. Kirlin Securities has not experienced any material losses as a result of the failure of its customers to satisfy their obligations. Kirlin Securities has utilized the clearing services of BNY Clearing Services LLC since October 2001. Prior to that time, it used the services of Correspondent Services Corporation, a subsidiary of UBS PaineWebber Inc.

         Government Regulation

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation by the Commission, state securities agencies and self-regulatory organizations, such as the NASD Regulation, Inc. ("NASDR"), the regulatory arm of the NASD, and the Municipal Securities Rulemaking Board ("MSRB"). Kirlin Securities is registered as a broker-dealer with the Commission and is a member firm of the NASD. The NASDR has been designated by the Commission as the Company's primary regulator and it also enforces the rules of the MSRB with respect to the Company. NASDR adopts rules, which are subject to approval by the Commission, that govern the members of the NASD and conducts periodic examinations of member firms' operations. Kirlin Securities is also registered as an investment advisor with the State of New York and is subject to its laws and regulations regarding investment advisors.

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

         As a registered broker-dealer, Kirlin Securities is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 2001, Kirlin Securities had total net capital of $1,467,679 or $1,217,679 in excess of its minimum net capital.

         Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Commission and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentages of the minimum net capital requirement (120%). Compliance with the net capital rule could limit those operations of the broker-dealer subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from these subsidiaries, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

Money Management

         Greenleaf Management Corp.

         In January 1999, Greenleaf Management was formed to serve as the manager of Greenleaf Capital Partners II, LLC, a private investment fund. In June 1999, Greenleaf Capital raised $5,887,500 in capital contributions from its members in a private placement coordinated by Kirlin.

Year-end Developments

         Kirlin Holding Corp. is the majority shareholder of VentureHighway.com Inc. VentureHighway owned and operated www.venturehighway.com, an Internet website designed to link angel investors, venture capitalists and corporate strategic partners with small- and mid-sized businesses seeking capital. In April 2000, VentureHighway acquired Princeton Securities Corporation. In December 2000, after pursuing its Internet-based business plan, VentureHighway suspended its Internet operations while it considered its strategic alternatives. Following the sale of Princeton's assets described above, Princeton relinquished its license as a broker-dealer and is currently in the process of dissolution. In December 2001, the board of directors and stockholders of VentureHighway adopted a plan of dissolution and liquidation.

         On March 17, 2000, the Company acquired all of the outstanding stock of First Long Island Securities, Inc., which for a period of time continued its operations as a retail-oriented brokerage firm based in Long Island. Subsequently, the registered representatives and customer accounts were transferred to Kirlin Securities. After this transition of the retail business, in August 2000 the Company sold a 20% interest in First Long Island, transferred operational control to the buyer of this interest and subsequently changed its name to GMST World Markets, Inc. In December 2000, GMST received regulatory approval and commenced operations with a recently hired staff of traders and assistants to act as a market maker of foreign ADR's and equity securities. GMST also executes trades on behalf of other broker-dealers. In January 2001, GMST received a capital infusion from a member of GMST's management and our ownership was reduced to 61%. On December 31, 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management.

Competition

         The Company encounters intense competition in all aspects of its business and competes directly with other securities firms, a significant number of which offer their customers a broader range of financial services, have greater capital and other resources and may have greater operating efficiencies than the Company. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. Competition among financial services firms for professional personnel is intense.

Personnel

         At March 1, 2002, the Company had approximately 202 full-time and 10 part-time employees, including approximately 150 registered representatives in its broker-dealer subsidiaries. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES.

         The principal executive offices of the Company and its subsidiaries, Kirlin Securities and Greenleaf Management are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 18,600 square feet of office space at a base rent of approximately $314,000 per year with annual increases of 3.6%. The initial term of the lease expires in December 2004, with one option to renew for an additional three-year period. Kirlin also operates the following branch offices:


                                                                        Approximate
                                             Approximate                   Annual
Office Location                            Square Footage               Lease Rental          Expiration

675 Third Avenue                                4,400                     $192,000            October 2005
New York, New York

400 Andrews Street                              4,400                     $ 62,000            June 2005
Rochester, New York

485 Route 1 South                               5,300                     $102,000            March 2004
Iselin, New Jersey

100 Canal Pointe Boulevard                      6,700                     $172,000            July 2002
Princeton, New Jersey

42 Broad Street                                 2,900                     $ 49,000            June 2003
Red Bank, New Jersey

6106 Lawrence Avenue                            2,100                     $ 35,000            October 2003
Ocean, New Jersey

2400 East Commercial Blvd.                      4,400                     $ 89,000            October 2006
Fort Lauderdale, Florida

612 Howard Street                               8,400                     $277,000            March 2004
San Francisco, California

         Kirlin Securities also leases approximately 4,500 square feet of office space in San Diego, California at an approximate annual lease rental of $140,000 for a term expiring in January 2004.


ITEM 3.  LEGAL PROCEEDINGS.

         On January 4, 2001, International Assets Advisory Corporation ("IAAC's), initiated an arbitration proceeding before the NASD against Kirlin Securities, GMST World Markets, Princeton Securities, Gerard A. Mastrianni, Stephen Joseph Taormina, (two officers of GMST World Markets), David O. Lindner, and Anthony Kirincic (two officers of Kirlin Securities and of the Company) (collectively the "Respondents"). IAAC alleges that Kirlin Securities and Princeton Securities participated in a conspiracy, along with the other Respondents, to raid IAAC employees, engage in unfair competition, misappropriate IAAC's trade secrets, induce IAAC employees to breach a fiduciary duty purportedly owed to IAAC, interfere with IAAC business relationships and convert assets of IAAC. IAAC is seeking an unspecified amount of damages. Kirlin Securities and Princeton have filed an answer with the NASD vigorously denying the allegations contained in IAAC's statement of claim. On December 10, 2001, Kirlin and Princeton (together with the respondents Lindner and Kirincic) filed a motion to dismiss IAAC's Statement of Claim. This motion was denied in March 2002. The hearing on this matter is presently scheduled for May 2002. The Company is being indemnified with respect to this matter by GMST and its principal stockholders. While the Company cannot predict the outcome of the arbitration at this time, it is the opinion of management that the resolution of this claim will not have a material adverse effect on the consolidated financial condition of the Company.

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

Period                                      High($)                 Low($)
------                                      -------                 ------
Fiscal 2001

     Fourth Quarter                          1.400                  0.920
     Third Quarter                           1.900                  0.952
     Second Quarter                          2.450                  1.250
     First Quarter                           1.625                  0.688

Fiscal 2000

     Fourth Quarter                          2.000                  0.688
     Third Quarter                           3.188                  1.875
     Second Quarter                          6.188                  2.375
     First Quarter                           6.750                  3.785

         On March 26, 2002, the last sale price of the Common Stock as reported by the Nasdaq National Market was $0.90. On March 26, 2002, there were 193 holders of record of the Company's Common Stock and, the Company believes, over 1,500 beneficial owners of the Company's Company Stock.

         The Company presently intends to retain all earnings for the Company's continued growth. Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors, although this may change based upon the foregoing factors. The Company's ability to pay dividends in the future also may be restricted by the obligations of its broker-dealer subsidiaries to comply with the net capital requirements imposed on broker-dealers under regulations and rules promulgated by the Commission and the NASDR.

         On February 20, 2002, the Company was advised by Nasdaq that the closing bid price for the Company's Common Stock was less than $1.00 for 30 consecutive business days and the Common Stock was subject to delisting from the Nasdaq National Market if the closing bid price did not reach $1.00 for ten consecutive business days by May 21, 2002. The Company intends to take one or more actions to maintain listing on Nasdaq, including exercising its ability to phase down to the Nasdaq SmallCap Market, which provides the Company with lengthier core periods in which to regain compliance with the $1.00 minimum bid price requirement. (The SmallCap Market would extend the Company's time to regain the $1.00 minimum bid price requirement until August 19, 2002 and the Company could also seek an additional 180 day grace period on the SmallCap Market.) If the Company were to phase down to the SmallCap Market, the Company could regain its listing on the National Market provided it meets certain conditions by February 18, 2003.

Recent Sales of Unregistered Securities

         During the three months ended December 31, 2001, the Company made the following sales of unregistered securities:


                                                            Consideration Received
                                                              and Description of                     If Option, Warrant
                                                            Underwriting or Other      Exemption       or Convertible
                                                          Discounts to Market Price       from       Security, Terms of
                                                                 Afforded to          Registration       Exercise or
Date of Sale      Title of Security      Number Sold              Purchasers            Claimed           Conversion
------------      -----------------      -----------    --------------------------    ------------    ------------------

10/1/01          Options to purchase         66,282       Options granted under           4(2)       Fully exercisable
                 common stock                             1994 stock plan - no cash                  upon a grant for a
                                                          consideration received by                  period of 10 years
                                                          the Company.                               from date of
                                                                                                     grant, at an
                                                                                                     exercise price of
                                                                                                     $1.1737 per share.

10/1/01          Options to purchase         3,232        Options granted under           4(2)       Fully exercisable
                 common stock                             1994 stock plan - no cash                  on 10/1/04, for a
                                                          consideration received by                  period of 10 years
                                                          the Company.                               from date of
                                                                                                     grant, at an
                                                                                                     exercise price of
                                                                                                     $1.50 per share.

10/30/01         Units, each                15 Units      Units issued pursuant to      4(2) and     (1)
                 consisting of                            a private placement.  The     Rule 506
                 100,000 shares of                        Units were issued at
                 common stock, 50,000                     $100,000 per unit.
                 Class A Warrants and
                 50,000 Class B
                 Warrants

10/30/01         Unit Purchase                1.5         Unit Purchase Option            4(2)       (1)(2)
                 Options, to purchase                     issued in connection with
                 Units consisting of                      private placement.  No
                 100,000 shares of                        cash consideration
                 common stock, 50,000                     received until exercise.
                 Class A Warrants and
                 50,000 Class B
                 Warrants


(1) The Class A Warrants are exercisable at an exercise price of $1.50 per share. The Class B Warrants are exercisable at an exercise price of $2.50 per share. The Class A Warrants and Class B Warrants are exercisable from May 1, 2002 until April 30, 2006.

(2)      Each Unit Purchase Option is exercisable at $120,000 per Unit.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data at and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 has been derived from the Company's audited financial statements for each of the years. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.

                                                                   Year Ended December 31,
                                            2001            2000             1999            1998           1997
                                            ----            ----             ----            ----           ----

Income Statement Data:
Total revenues                          22,992,888       31,030,364       42,673,096      15,555,083     21,417,761
Total expenses                          29,015,653       46,887,580       30,671,871      16,792,546     17,579,643
(Loss) income before income
          taxes                         (6,022,965)     (19,673,076)      12,001,222      (1,237,463)     3,838,118
Net (loss) income                       (3,689,055)     (11,296,166)       7,455,086        (736,890)     2,192,423
Basic (loss) income per
         common share                     (0.27)           (0.89)            0.62           (0.07)          0.21
Diluted (loss) income per
         common share                     (0.27)           (0.89)            0.60           (0.07)          0.19
Weighted average shares outstanding -
      basic                             13,457,315       12,685,376       11,980,086      11,207,440     10,623,440
Weighted average shares outstanding -
      diluted                           13,457,315       12,685,376       12,401,891      11,207,440     11,302,044

Balance Sheet Data(1):

Total assets                             14,874,956      16,136,194       31,073,019      15,534,512     16,894,008
Total liabilities                         4,104,762       4,398,511       10,654,758      7,221,993       8,329,286
Stockholders' equity                     10,770,194      10,781,275       17,742,181      8,312,519       8,564,722


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements

         When used in this Form 10-K and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in this Form 10-K. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         The Company's revenues during 2001 and in prior years were generated primarily from principal trading activities and brokerage transactions. As the Company continues to grow it is possible that the primary source of revenue could change and be comprised from different lines of business then experienced in the past. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from the Company's transactions as principal reflect realized and unrealized gains and losses on such transactions. Revenues from principal transactions are primarily derived from trading fixed income securities, which may be purchased from and/or sold to other dealers or retail clients. In addition, revenues from principal transactions also reflect gains and/or losses derived from writing and purchasing option contracts. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

         The Company pays its registered representatives commissions equal to varying percentages of gross commissions and mark-ups and mark-downs in connection with the purchases and sales of securities on behalf of its customers. In addition, the Company pays ticket charges to its clearing brokers for the processing of security transactions. The Company maintains inventories of securities in order to facilitate sales to customers. In this regard, the Company may pay interest on the securities held in inventory since its securities can be purchased on margin through its clearing brokers.

         During 2000, the Company's percentage ownership of the capital stock of ParentNet, Inc. ranged from approximately 33% to 81%. Effective December 27, 2000 the Company sold its entire ownership interest in ParentNet, which resulted in a realized loss in the amount of $3,815,860 that has been specifically identified as a separate line item in the consolidated statement of operations for the year ended December 31, 2000. In addition, during the period of time the Company owned its interest in ParentNet, the statement of operations of ParentNet has been consolidated with the Company's statement of operations. This consolidation, net of minority interest in ParentNet, resulted in an approximated loss of $2,100,000 in 2000.

         In December 2000, after pursuing its Internet-based business plan, VentureHighway.com Inc. suspended its Internet operations while it considered its strategic alternatives. On August 24, 2001, Kirlin Securities acquired most of the assets of Princeton Securities Corporation, an independently wholly-owned subsidiary of VentureHighway, which, in turn, is a majority-owned subsidiary of the Company. Following the sale of the Princeton assets, Princeton relinquished its license as a broker-dealer and is currently in the process of dissolution. In November 2001, the board of directors and stockholders of VentureHighway adopted a plan of dissolution and liquidation. At the end of 2001 VentureHighway made a cash distribution to its shareholders. The remaining available cash will be used to settle VentureHighway's remaining liabilities. In the event any cash remains after its obligations are settled, the remaining cash will be distributed.

         In January 2001, the Company's ownership interest in GMST World Markets, Inc. was reduced to 61% when GMST received a capital infusion from a member of its management. On December 31, 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management. During the period of time the Company owned its interest in GMST, the statement of operations of GMST has been consolidated with the Company's statement of operations. This sale agreement entitles the Company to various percentages of GMST's net trading revenue over the next ten years, which includes a minimum compensation the Company is entitled to receive in the event GMST's ownership after the effect of this sale significantly changes.

         On August 29, 2001, Kirlin Securities completed its agreement to acquire certain assets of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm, in consideration for the issuance of a ten year warrant to purchase 1,200,000 shares of the common stock of the Company at an exercise price equal to $1.50 per share and the assumption of liabilities under real estate and equipment leases relating to offices of M.S. Farrell to be used by Kirlin Securities following completion of the transaction.

         The Company is directly affected by general economic conditions, interest rates and market conditions. All of these factors may have an impact on its principal trading and overall business volume. The Company's costs associated with occupancy, communications and equipment costs are relatively fixed and, in periods of reduced volume, can have an adverse effect on earnings.

         The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:


                                                                     Years ended December 31,
                                                                     ------------------------
                                                     2001                      2000                       1999
                                           -------------------------  ------------------------   ------------------------
Revenues:

   Principal transactions, net                   7,685,602    33.4%   $  13,249,749     42.7%    $  21,502,232     50.4%
   Commissions                                  13,361,772    58.1%      17,301,929     55.8%       11,916,529     27.9%
   Investment Banking                               69,209     0.3%         325,000      1.0%        1,503,433      3.5%
   Merchant Banking                                202,024     0.9%      (2,967,764)   (9.6)%        2,027,938      4.8%
   Other income                                  1,502,976     6.5%       2,250,121      7.3%          984,586      2.3%
   Increase in value attributable to
     subsidiary                                    171,305     0.8%         871,329      2.8%        4,738,378     11.1%
                                           ---------------  --------  --------------  --------   --------------  --------
         Total revenues                         22,992,888   100.0%      31,030,364    100.0%       42,673,096    100.0%
                                           ---------------  --------  --------------  --------   --------------  --------

Expenses:

   Employee compensation and benefits          18,046,801     78.5%      30,190,787     97.3%       21,698,225     50.9%
   Promotion and advertising                      697,114      3.0%       2,297,812      7.4%        1,883,973      4.4%
   Clearance and execution charges              1,508,097      6.6%       2,005,668      6.4%        1,267,590      3.0%
   Occupancy and communications                 4,880,427     21.2%       5,775,056     18.6%        3,179,830      7.4%
   Professional fees                            1,635,622      7.1%       2,290,189      7.4%        1,058,967      2.5%
   Interest                                       113,323      0.5%         295,708      1.0%          128,705      0.3%
   Other                                        2,134,469      9.3%       4,032,360     13.0%        1,454,584      3.4%
                                           ---------------  --------  --------------  --------     ------------  --------
         Total expenses                        29,015,853    126.2%      46,887,580    151.1%       30,671,871     71.9%
                                           ---------------  --------  --------------  --------     ------------  --------

Loss on disposition of ParentNet, Inc.                                   (3,815,860)  (12.3)%                0      0.0%
                                           ---------------  --------  --------------  --------   --------------  --------

(Loss) income before income tax
     benefit (provision) and minority
     interest in loss of subsidiaries          (6,022,965)  (26.2)%     (19,673,076)  (63.4)%       12,001,222     28.1%

Income tax benefit (provision)                 (1,969,479)     8.6%       5,572,667     18.0%       (4,808,508)  (11.2)%
                                           ---------------  --------    ------------  --------     ------------  --------

(Loss) income before minority interest
     in loss of subsidiaries                  (4,053,486)   (17.6)%     (14,100,409)  (45.4)%        7,192,714     16.9%
Minority interest in loss of
subsidiaries                                      364,431      1.6%       2,804,243      9.0%          262,372      0.6%
                                           ---------------  --------  --------------  --------   --------------  --------
Net (loss) income                              (3,689,055)  (16.0)%   $ (11,296,166)  (36.4)%    $   7,455,086     17.5%
                                           ===============  ========  ==============  ========   ==============  ========


Results of Operations

         Year Ended December 31, 2001 Compared with Year Ended December 31, 2000


         Principal transactions, net for the year ended December 31, 2001 decreased 42.0% to $7,685,603 from $13,249,749 in 2000. The decrease is primarily attributable to a decrease in revenue related to equity and fixed income business, which the Company believes was due to the bearish investor market, which also resulted in a decrease in commission business identified in the next paragraph. Principal transactions also decreased due to a shift from principal to agency transactions for which the Company did not maintain an inventory.

         Commissions for the year ended December 31, 2001 decreased 22.8% to $13,361,772 from $17,301,929 in 2000. The decrease is primarily attributable to the Company's decreased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission.

         Merchant banking for the year ended December 31, 2001 increased to $202,024 from $(2,967,764) in 2000. This change is primarily a result of appreciation in the value of some of the investments owned by the Company. In addition one position became freely tradable which makes up a portion of the total amount of this line item. The Company's investment policy records income from such investments in this line item up until the time the position becomes freely tradable. Subsequent to this date any respective gains or losses are recorded as part of the principal transactions line item.

         Investment banking for the year ended December 31, 2001 decreased 78.7% to $69,209 from $325,000 in 2000. The change is primarily attributable to investment banking fees the Company generated from acting as placement agent related to two private placements. The decrease is a result of lower fees generated in this area in 2001.

         Other income for the year ended December 31, 2001 decreased 33.2% to $1,502,976 from $2,250,121 in 2000. The decrease is primarily attributable to the decreases in transactional and account balance rebates the Company is entitled to from its clearing brokers, as well as other broker dealers with which it conducts business. A portion of the decrease relates to lower interest income in a money market account for VentureHighway as compared to the prior year due to smaller balances maintained in this money market account.

         Increase in value attributable to subsidiaries for the year ended December 31, 2001 decreased 80.3% to $171,305 from $871,329 in 2000. This line item changes based on the value of the Company's investment in its subsidiaries upon the issuance of stock in those subsidiaries. During January 2001, this line item changed due to the increase in the value of the Company's investment in its subsidiary, GMST World Markets, after the issuance by GMST of its common stock to an employee of that subsidiary. In December 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management. During 2000 this line item was reflective of the change in subscription receivable VentureHighway had related to an advertising barter transaction it effected with a minority shareholder since net worth increased as a direct result of the usage of the barter advertising. Since VentureHighway is being dissolved the remaining barter advertising did not effect VentureHighway's net worth as well as promotional expense.

         Employee compensation and benefits for the year ended December 31, 2001 decreased 40.2% to $18,046,801 from $30,190,787 in 2000. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of increased compensation costs directly related to the acquisition of two retail-oriented brokerage firms during March 2000 and April 2000 and the acquisition of certain assets of M.S. Farrell during August 2001, but offset by a decline in other employees in the Company directly related to VentureHighway and ParentNet.

         Promotion and advertising for the year ended December 31, 2001 decreased 69.7% to $697,114 from $2,297,812 in 2000 primarily as a result of the Company's planned decrease in advertising expenditures related to VentureHighway as well as the remaining barter advertising credit that existed with VentureHighway having no effect on this line item as previously identified above. The decrease is partially offset by an increase in radio advertising related to the Company's retail brokerage operations in 2001.

         Clearance and execution charges for the year ended December 31, 2001 decreased 24.8% to $1,508,097 from $2,005,668 in 2000 primarily as a result of lower ticket volume, partially offset by higher ticket charges assessed by the Company's clearing broker due to the expiration of a special agreement. During October 2001 the Company changed its clearing broker which is expected to result in lower average ticket charges.

         Occupancy and communications costs for the year ended December 31, 2001 decreased 15.5% to $4,880,427 from $5,775,056 in 2000. This decrease is primarily a result of non-recurring occupancy and communications costs related to ParentNet Inc. and VentureHighway and the closing of a retail branch office in October 2000 offset by the cost of quotation machines for GMST World Markets and the acquisition of certain assets and the assumption of liabilites under real estate and equipment leases of M.S. Farrell.

         Professional fees for the year ended December 31, 2001 decreased 28.6% to $1,635,622 from $2,290,189 primarily as a result of non-recurring professional recruitment fees and computer consultation costs arising in the prior year related to VentureHighway and non-recurring fees related to ParentNet.

         Interest expense for the year ended December 31, 2001 decreased 61.7% to $113,323 from $295,708 in 2000. Interest expense decreased substantially due to non-recurring accrued interest related to ParentNet's secured promissory notes. For the retail brokerage entities, interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the year ended December 31, 2001 decreased 47.1% to $2,134,470 from $4,032,360 in 2000 as a result of the goodwill amortization expense related to the Company's decreased ownership in GMST World Markets. As a result of this ownership decrease, the Company decreased its goodwill basis. Additionally, other expenses decreased due to the absence in the current year of non-recurring computer and copier and warrant amortization expenses associated with ParentNet in 2000.

         Income tax benefit for the year ended December 31, 2001 was $1,969,479 as compared to $5,572,667 for the year ended December 31, 2000, which was consistent with the decrease in loss before this income tax benefit.

         Net loss of $3,689,055 for the year ended December 31, 2001 compares to net loss of $11,296,166 for the year ended December 31, 2000. This resulted primarily from the decrease in revenues and expenses, and decrease in tax benefit as discussed above, as well as a realized loss of approximately $3,816,000 from the sale of the Company's investment in ParentNet in 2000.


         Year Ended December 31, 2000 Compared with Year Ended December 31, 1999


         Principal transactions, net for the year ended December 31, 2000 decreased 38.4% to $13,249,749 from $21,502,232 in 1999. The decrease is primarily attributable to a decrease in the value of warrants and/or unit purchase options the Company received in prior periods in connection with its investment banking activities. To a lesser extent revenue related to fixed income securities decreased due to an increase in commission business identified in the next paragraph.

         Commissions for the year ended December 31, 2000 increased 45.2% to $17,301,929 from $11,916,529 in 1999. The increase is primarily attributable to the Company's increased business in equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. The increase is also due to the acquisition of two retail-oriented brokerage firms. Additionally, this line item contains subscription revenue of $344,644 related to ParentNet.

         Investment banking for the year ended December 31, 2000 decreased 78.4% to $325,000 from $1,503,433 in 1999 as a result of less activity in this area in 2000.

         Merchant banking for the year ended December 31, 2000 decreased 246.3% to $(2,967,764) from $2,027,938 in 1999 as a result of the decline in the value of investments owned by the Company.

         Other income for the year ended December 31, 2000 increased 128.5% to $2,250,121 from $984,586 in 1999. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from its clearing brokers, as well as other broker dealers with which it conducts business. This line item also includes consulting income realized by VentureHighway which indirectly arose from the sale of some of its barter advertising to an unrelated company. Other income also increased due to interest income from funds held in money market funds.

         Increase in value attributable to subsidiary for the year ended December 31, 2000 decreased 81.6% to $871,329 from $4,738,378 in 1999. This line item arose during the fourth quarter of 1999 and changes based on the value of the Company's investment in its subsidiary, VentureHighway. During 1999 the Company recorded a substantial increase due to the completion of a private placement by VentureHighway which increased its net worth. Additionally, this line item changes based on the change in the stock subscription receivable VentureHighway has related to an advertising barter transaction it effected with a minority shareholder since net worth increases as a direct result of the usage of the barter advertising.

         Employee compensation and benefits for the year ended December 31, 2000 increased 39.1% to $30,190,787 from $21,698,225 in 1999. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. In addition, during the past year the Company increased its roster of employees and increased certain benefits to its employees, particularly relating to VentureHighway. Additionally, the results are reflective of the increase in compensation costs directly related to the ParentNet investment, as well as the acquisition of two retail-oriented brokerage firms.

         Promotion and advertising for the year ended December 31, 2000 increased 22.0% to $2,297,812 from $1,883,973 in 1999 primarily as a result of the Company's planned increase in advertising expenditures related to VentureHighway. During 1999, VentureHighway sold a portion of its outstanding capital stock to a company which agreed to provide advertising and promotion over a 30-month period, which did not begin until the third quarter of 1999.

         Clearance and execution charges for the year ended December 31, 2000 increased 58.2% to $2,005,668 from $1,267,590 in 1999 as a result of higher ticket volume.

         Occupancy and communications costs for the year ended December 31, 2000 increased 81.6% to $5,775,056 from $3,179,830 in 1999. This increase is a result of the establishment and operations of additional retail brokerage branch offices, the establishment and operations of two new subsidiaries, the acquisition of two retail brokerage companies, the consolidation of its investment in ParentNet into the Company's statement of operations, and the increase in the number of employees.

         Professional fees for the year ended December 31, 2000 increased 116.3% to $2,290,189 from $1,058,967 in 1999 as a result of computer consultation related to the Company's websites and networks, and legal consultation related to new business ventures and general business consultation.

         Interest expense for the year ended December 31, 2000 increased 129.8% to $295,708 from $128,705 in 1999. Interest expense increased substantially due to accrued interest related to secured promissory notes related to ParentNet. For the retail brokerage entities, interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at the clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the year ended December 31, 2000 increased 177.2% to $4,032,360 from $1,454,584 in 1999 as a result of expenses related to syndicate liabilities, continuous improvement and maintenance of the Company's websites, and regulatory fees and general office expenses related to the increase in the number of employees. General office expenses also increased due to the acquisition of two companies. Additionally, the Company wrote-off loans it had with ParentNet.

         Income tax benefit for the year ended December 31, 2000 was $5,572,667 as compared to the income tax provision of $4,808,508 for the year ended December 31, 1999, which was consistent with the decrease in income before this income tax provision.

         Net loss of $11,296,166 for the year ended December 31, 2000 compares to net income of $7,455,086 for the year ended December 31, 1999. This resulted primarily from the decrease in revenues, increase in expenses, and decrease in tax provision as discussed above.

Liquidity and Capital Resources

         At December 31, 2001, approximately 39% of the Company's assets were comprised of cash and highly liquid securities.

         Due from Clearing Brokers amounted to $3,119,154 at December 31, 2001 as compared to $4,524,193 at December 31, 2000. This 31.1% decrease is attributable to cash borrowed on margin to purchase inventory and decreased receivables related to agency commission business due to a poor market at the end of the year. The decrease is also reflective of the elimination of GMST's balances due to the change in the Company's ownership of GMST.

         Securities owned at December 31, 2001 as compared to December 31, 2000 is basically unchanged.

         Furniture, Fixtures and Leasehold improvements, net, at December 31, 2001, decreased to $1,084,821 as compared to $1,604,986 at December 31, 2000. This 32.4% decrease primarily results from the depreciation of fixed assets during the past year and loss on disposal of fixed assets in VentureHighway.

         Deferred tax asset at December 31, 2001 amounted to $3,457,856 as compared to $2,273,620 at December 31, 2000. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the past year, net unrealized depreciation in the value of certain security positions in the Company's merchant banking portfolio and investment accounts, and temporary differences in accrued expenses.

         Goodwill and intangible assets, net at December 31, 2001 amounted to $2,170,417 as compared to $1,057,956 at December 31, 2000. During August 2001, the Company completed its agreement to acquire certain assets and the assumption of liabilities under real estate and equipment leases of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm. The increase in goodwill and intangible assets is attributable to the excess of the acquisition cost over the fair value of the net assets acquired by the Company. In addition, goodwill increased related to the additional purchase payments for Princeton Securities Corporation, which was acquired during April 2000.

         Other assets decreased by 54.3% to $1,724,991 at December 31, 2001, from $3,777,856 at December 31, 2000. The change in other assets is attributable to decreases in loans outstanding, taxes receivable, receipt of distributions and proceeds related to two of the Company's investments, and the reduction of prepaid operating expenses.

         Securities sold short amounted to $224,371 at December 31, 2001 as compared to $297,929 at December 31, 2000. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $2,113,287 at December 31, 2001 as compared to $2,081,093 at December 31, 2000, a 1.5% decrease. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of the current year as compared to 2000.

         Accounts payable and accrued expenses at December 31, 2001 were $1,767,105 as compared to $2,019,489 at December 31, 2000. This 12.5% decrease is attributable to payables related to the Company's general business, which were incurred during 2001 and significantly paid after the current year, in addition to a loan reflective in GMST's financial statements in the prior year.

         On October 5, 2001, Kirlin effected a change in its clearing broker from Correspondent Services Corporation to BNY Clearing Corp. In March 2002 BNY made a $2,500,000 three-year subordinated loan to Kirlin. Kirlin's obligation to repay this loan will be fundamentally offset by 50% of the amount of clearing fees and other items that Kirlin pays to BNY under the clearing arrangement.

         On October 30, 2001 the Company completed a private placement in which it raised $1,500,000 and issued 1,500,000 shares of its $0.0001 par value common stock, along with 750,000 Class A redeemable warrants with an exercise price of $1.50 and 750,000 Class B redeemable warrants with an exercise price of $2.50. Each warrant will entitle the holder to purchase one additional share of common stock at the specified exercise price, for a period of four years commencing on May 1, 2002. In addition, the Company issued four-year options to the placement agent to purchase 10% of the number of Units sold in this offering.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks and risks associated with asset revaluation are increased because these risks for us are concentrated.

ITEM 8.    FINANCIAL STATEMENTS.

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Independent Auditor's Report                                                F-1


Consolidated Financial Statements:

   Statement of Financial Condition
        as of December 31, 2001 and 2000                                    F-2

   Statement of Operations for the Years
        Ended December 31, 2001, 2000 and 1999                              F-3

   Statement of Changes in Stockholders' Equity for
        the Years Ended December 31, 2001, 2000 and 1999                    F-4

   Statement of Cash Flows for the Years Ended December
         31, 2001, 2000 and 1999                                            F-5

   Notes to Consolidated Financial Statements                        F-6 - F-18

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statements of financial condition of Kirlin Holding Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 21, 2002

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------------------------------------

December 31,                                                                               2001                   2000
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and Cash Equivalents                                                         $     972,086           $    579,652

Due from Clearing Brokers                                                             3,119,154              4,524,193

Securities Owned:
  U.S. government and agency obligations, at market value                               161,376                362,159
  State and municipal obligations, at market value                                    1,161,195                185,625
  Corporate bonds and other securities, at market value                                 415,812                779,498
  Nonmarketable securities, at fair value                                               607,249                990,649

Furniture, Fixtures and Leasehold Improvements, at cost,
 net of accumulated depreciation and amortization of $2,331,207
 and $1,965,043, respectively                                                         1,084,821              1,604,986

Deferred Tax Assets                                                                   3,457,855              2,273,620

Intangible Assets, net of accumulated amortization of $75,000                           775,000                   -

Goodwill, net of accumulated amortization of $89,223 and
$49,390, respectively                                                                 1,395,417              1,057,956

Other Assets                                                                          1,724,991              3,777,856
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $14,874,956            $16,136,194
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Securities sold, not yet purchased, at market value                             $     224,371           $    297,929
  Accrued compensation                                                                2,113,287              2,081,093
  Accounts payable and accrued expenses                                               1,767,104              2,019,489
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               4,104,762              4,398,511
----------------------------------------------------------------------------------------------------------------------

Minority Interest in Subsidiaries                                                         -                    956,408
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 40,000,000 shares,
   issued and outstanding 14,902,488 and 12,670,040 shares, respectively                  1,490                  1,267
  Additional paid-in capital                                                         16,635,220             12,663,036
  Unearned Stock Compensation                                                          (294,433)                 -
  Accumulated deficit                                                                (5,572,083)            (1,883,028)
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                     10,770,194             10,781,275
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                    $14,874,956            $16,136,194
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                              2001                    2000                 1999
----------------------------------------------------------------------------------------------------------------------

Revenue:
  Principal transactions, net                                $  7,685,602            $ 13,249,749          $21,502,232
  Commissions                                                  13,361,772              17,301,929           11,916,529
  Investment banking                                               69,209                 325,000            1,503,433
  Merchant banking                                                202,024              (2,967,764)           2,027,938
  Other income                                                  1,502,976               2,250,121              984,586
  Increase in value attributable to subsidiaries                  171,305                 871,329            4,738,378

----------------------------------------------------------------------------------------------------------------------
                                                               22,992,888              31,030,364           42,673,096
----------------------------------------------------------------------------------------------------------------------

Expenses:
  Employee compensation and benefits                           18,046,801              30,190,787           21,698,225
  Promotion and advertising                                       697,114               2,297,812            1,883,973
  Clearance and execution charges                               1,508,097               2,005,668            1,267,590
  Occupancy and communications                                  4,880,427               5,775,056            3,179,830
  Professional fees                                             1,635,622               2,290,189            1,058,967
  Interest                                                        113,323                 295,708              128,705
  Other                                                         2,134,469               4,032,360            1,454,584

----------------------------------------------------------------------------------------------------------------------
                                                               29,015,853              46,887,580           30,671,874
----------------------------------------------------------------------------------------------------------------------

Loss on disposition of ParentNet, Inc.                              -                  (3,815,860)               -
----------------------------------------------------------------------------------------------------------------------

(Loss) income before income tax benefit (provision)
 and minority interest in loss of subsidiaries                 (6,022,965)            (19,673,076)          12,001,222

Income tax benefit (provision)                                  1,969,479               5,572,667           (4,808,508)
----------------------------------------------------------------------------------------------------------------------

(Loss) income before minority interest in loss of
subsidiaries                                                   (4,053,486)            (14,100,409)           7,192,714

Minority interest in loss of subsidiaries                         364,431               2,804,243              262,372

----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                           $  (3,689,055)           $(11,296,166)        $  7,455,086
======================================================================================================================

Basic (loss) income per common share                       $     (0.27)            $     (0.89)          $        0.62
======================================================================================================================

Diluted (loss) income per common share                     $     (0.27)            $     (0.89)          $        0.60
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Retained
                                                           Additional       Unearned         Earnings
                                    Common Stock            Paid-in           Stock        (Accumulated
                                Shares       Par Value       Capital       Compensation      Deficit)         Total
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 January 1, 1999              11,211,056      $1,122       $  6,353,345          -        $   1,958,052   $  8,312,519

Stock issuances                1,284,200         128          1,974,448          -                -          1,974,576

Net income                         -              -               -              -            7,455,086      7,455,086

----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 January 1, 2000              12,495,256       1,250          8,327,793          -            9,413,138     17,742,181

Stock issuances                  461,021          46          1,275,030          -                -          1,275,076

Stock forfeitures               (286,237)        (29)          (723,507)         -                -           (723,536)

Value enhancement
 attributable to ParentNet, Inc.   -               -          3,783,720          -                 -         3,783,720

Net loss                           -               -              -              -          (11,296,166)   (11,296,166)

----------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 December 31, 2000            12,670,040       1,267         12,663,036          -           (1,883,028)    10,781,275

Stock and warrant issuances    2,313,212         231          2,288,076     $ (294,433)           -          1,993,874

Stock forfeitures                (80,764)         (8)          (117,130)         -                -           (117,138)

Equity enhancement                 -               -            445,238          -                -            445,238

Warrant issued in connection
 with acquisition                  -               -          1,356,000          -                -          1,356,000

Net loss                           -               -              -              -           (3,689,055)    (3,689,055)

----------------------------------------------------------------------------------------------------------------------
Stockholders' equity
 at December 31, 2001         14,902,488        $1,490      $16,635,220     $ (294,433)   $  (5,572,083)  $ 10,770,194
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                              2001                    2000                 1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                           $(3,689,055)           $(11,296,166)         $ 7,455,086
----------------------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                 867,436                 980,872              462,950
    Deferred income taxes                                      (1,184,236)             (5,752,372)           2,754,880
    Investment by minority shareholders                             -                   1,084,571            2,938,452
    Minority interest adjustments                                (146,739)
    Minority interest in loss of subsidiaries                    (364,431)             (2,804,243)            (262,372)
    Decrease in nonmarketable securities                          383,402               7,776,364                -
    Value enhancement attributable to ParentNet, Inc.               -                   3,783,720                -
    Noncash compensation                                          567,327                   -                1,127,826
    Net compensation forfeited                                      -                    (461,623)               -
    Impairment loss on fixed assets                                 -                   1,029,507                -
    Loss on disposal of subsidiary                                249,800                   -                    -
    Loss on disposal of fixed assets                              164,260                   -                    -
    Decrease (increase) in operating assets, net of
     acquisitions and disposition:
      Receivable from clearing brokers                          1,405,039               2,711,501           (5,716,261)
      Securities owned, at market value                          (411,102)              1,800,691              873,245
      Other assets                                              2,052,864                  75,362           (1,765,822)
    (Decrease) increase in operating liabilities,
     net of acquisitions and disposition:
      Securities sold, not yet purchased, at market value         (73,558)               (520,645)             176,835
      Payable to clearing broker                                    -                       -               (3,467,579)
      Accrued compensation                                         32,194              (2,206,357)           2,432,733
      Accounts payable and accrued expenses                      (252,384)              1,091,484              470,107
      Income taxes payable                                          -                  (1,084,575)           1,065,789
----------------------------------------------------------------------------------------------------------------------
      Total adjustments                                         3,289,872               7,504,257            1,090,783
----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities        (399,183)             (3,791,909)           8,545,869
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of furniture, fixtures and leasehold improvements     (334,213)             (2,271,167)          (1,032,179)
  Acquisition of other businesses, net of cash                   (183,580)             (1,859,679)               -
----------------------------------------------------------------------------------------------------------------------
      Cash flows used in investing activities                    (517,793)             (4,130,846)          (1,032,179)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activity - issuance
 of common stock                                                1,309,410                  56,875              846,750
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              392,434              (7,865,880)           8,360,440

Cash and cash equivalents at beginning of year                    579,652               8,445,532               85,092
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $   972,086            $    579,652          $ 8,445,532
======================================================================================================================

Supplemental disclosures of consolidated cash flow information:

  Cash paid during the year for:
    Interest                                                  $    51,875            $     57,764          $   109,758
======================================================================================================================
    Income taxes                                              $    22,145            $  1,999,110          $   762,354
======================================================================================================================

Supplemental disclosures of noncash investing and financing activities:

  Common stock issued for:
    Finders' fees                                             $    -                 $    110,000          $     -
======================================================================================================================
    ParentNet, Inc. liabilities                               $    -                 $    846,289          $     -
======================================================================================================================

Issuance of warrant for acquisition                           $ 1,356,000           $       -              $     -
======================================================================================================================
Common stock awards, net of forfeitures                       $   567,326           $    (461,623)         $ 1,127,826
======================================================================================================================
Noncash equity enhancement                                    $   445,238                   -                    -
======================================================================================================================

                 See Notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The consolidated financial statements include the accounts of Kirlin Holding Corp. ("KHC") and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp. ("Greenleaf"), its former majority-owned subsidiary, GMST World Markets, Inc. ("GMST") (formerly First Long Island Securities, Inc.), and its majority-owned (63.7%) subsidiary, VentureHighway.com Inc. ("VentureHighway") (collectively, the "Company"). VentureHighway's consolidated financial statements include the accounts of Princeton Investments Holding Corp. ("PIHC") and Princeton Securities Corporation ("Princeton"). On April 14, 2000, the Company acquired 33.1% of the outstanding stock of ParentNet, Inc. ("ParentNet"). During 2000, the Company's percentage ownership of the capital stock of ParentNet ranged from approximately 33% to 81%. Effective December 27, 2000, the Company sold its entire ownership interest in ParentNet. This acquisition was accounted for under the purchase method of accounting. During the year ended December 31, 2001, the Company's percentage ownership of capital stock of GMST ranged from approximately 61% to 5%. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operated a branded Web site designed to match companies seeking funding with qualified investors. In December 2000, VentureHighway suspended its operations and on November 28, 2001, the board of directors and stockholders of VentureHighway adopted a plan of liquidation and dissolution. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund, which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of GMST, which was a retail-oriented brokerage firm. On August 29, 2000, the Company sold 20% of the outstanding stock of GMST. In December 2000, GMST began operations as a market-maker in foreign ADR and equity securities. GMST also executes transactions on behalf of other broker-dealers in the United States. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 61%. Effective December 31, 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management. On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton, which continued its operations as a retail-oriented brokerage firm. These acquisitions were accounted for under the purchase method of accounting.

         The Company's broker-dealers are registered as such with the Securities and Exchange Commission (the "SEC") and are members of the National Association of Securities Dealers, Inc (the "NASD").

         The Company's broker-dealers do not carry accounts for customers or perform custodial functions related to customers' securities. The Company's broker-dealers introduce all of their customer transactions, which are not reflected in these financial statements, to their clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for the broker-dealers' proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as the broker-dealers have agreed to indemnify the clearing brokers for any resulting losses.

         At December 31, 2001, substantially all of the securities owned and securities sold, not yet purchased, and the amount due from clearing brokers reflected in the consolidated statement of financial condition are security positions with and amounts due primarily from one clearing broker.

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

         Securities transactions, commission revenue and commission expenses are recorded on a trade-date basis. Unrealized gains and losses on securities transactions are included in principal transactions in the consolidated statement of operations.

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require the use of estimates by management.

         Furniture and fixtures are depreciated on a straight-line basis over the economic useful lives of the assets, not exceeding five years. Leasehold improvements are amortized over the lesser of their economic useful lives or the expected term of the related lease.

         The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was approximately $368,000, $1,746,000 and $1,624,000 for the years ended December 31,
         2001, 2000 and 1999, respectively.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of assessing the impact of these standards on its financial position and operations.

         Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.       ACQUISITION AND DISPOSITIONS:

         On March 17, 2000, the Company acquired all of the outstanding capital stock of GMST. The purchase price was approximately $708,000 plus acquisition costs of approximately $60,000. The purchase price includes approximately $150,000 payable monthly over two years which commenced April 2000. The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired assets with a fair value of approximately $435,000 and assumed liabilities of approximately $77,000. The Company sold 20% of GMST on August 29, 2000 for a realized gain of approximately $2,000. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 61%.

         Effective December 31, 2001, KHC entered into an agreement to sell its shares to members of GMST's management, which resulted in a reduction of KHC's ownership at December 31, 2001 to 5%. Pursuant to the stock purchase agreement, KHC received $150,000 and a 10-year payout commencing January 1, 2001, based upon an annual percentage of net trading revenue, as defined in the agreement.

         Pursuant to the agreement, in the event that a majority of the shares of GMST held by the two majority shareholders of GMST are sold to an unrelated person prior to the fifth anniversary of the closing date the stockholders shall remit to the Company an amount equal to $1,000,000 less the payments made prior to such sale. In addition, if GMST sells all or substantially all of its assets to an unrelated person or entity prior to the fifth anniversary of the closing date, GMST will remit to the Company an amount equal to $1,000,000 less any payments made prior to such sale.

         The agreement also states that in the event that a majority of the shares held by the two majority stockholders of GMST are sold to an affiliated person or entity prior to the fifth anniversary date of the closing date the affiliated person is bound to the agreement.

         On April 3, 2000, VentureHighway acquired all of the outstanding capital stock of PIHC. The purchase price was approximately $391,000 plus acquisition costs of approximately $210,000. The acquisition agreement calls for VentureHighway to make monthly payments for a period of three years, up to an amount equal to 10% of the monthly commissions generated by registered representatives of Princeton, as defined in the agreement. The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired assets with a fair value of approximately $517,000 and assumed liabilities of approximately $433,000.

         On August 24, 2001, KHC transferred certain assets and liabilities of Princeton, to Kirlin in consideration for the payment of $100,000. The assets were transferred at book value, consisting of goodwill of approximately $890,000 and other assets of approximately $436,000, resulting in a reduction of minority interest and an equity enhancement of approximately $445,000. In connection with this transaction, Kirlin offered employment to certain employees of

         Princeton, a retail-oriented brokerage firm. Contingent consideration paid under the terms of the original acquisition of Princeton are added to goodwill. Following the transfer of the Princeton assets and liabilities, Princeton relinquished its license as a broker-dealer and is currently in the process of dissolution.

         On April 14, 2000, the Company acquired approximately 33% of the outstanding common stock of ParentNet and assumed control of its board of directors. The purchase price was approximately $41,000. The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired assets with a fair value of approximately $442,000 and assumed liabilities of approximately $4,172,000 resulting in goodwill of approximately $3,771,000. During 2000, the Company's percentage ownership of the capital stock of ParentNet ranged from approximately 33% to 81%. Effective December 27, 2000, the Company sold its entire ownership interest in ParentNet, which resulted in a realized loss in the amount of $3,815,860 that has been specifically identified as a separate line item in the consolidated statement of operations.

         The excess of cost over fair value of the net assets acquired for the year ended December 31, 2000 has been calculated for GMST and PIHC as follows:

                                                            GMST           PIHC           Total
         ----------------------------------------------------------------------------------------
         Purchase price                                   $708,337       $ 390,559     $1,098,896
         10% of commission payments                        -               266,781        266,781
         20% adjustment to reflect sale of GMST            (85,931)        -              (85,931)
         Acquisition costs                                  59,507         210,413        269,920
         ----------------------------------------------------------------------------------------
                                                           681,913         867,753      1,549,666
         ----------------------------------------------------------------------------------------

         Assets acquired                                   435,449         516,837        952,286
         Liabilities assumed                               (77,112)       (432,854)      (509,966)
         ----------------------------------------------------------------------------------------
                                                           358,337          83,983        442,320
         ----------------------------------------------------------------------------------------

               Excess of cost over fair value
                of net assets acquired (goodwill)         $323,576       $ 783,770     $1,107,346
         ========================================================================================



         On August 29, 2001, Kirlin acquired certain assets and assumed certain lease commitments of M.S. Farrell & Co, Inc. ("Farrell"), a retail-oriented brokerage and investment banking firm, in consideration for the issuance by KHC of a 10-year warrant to purchase 1,200,000 shares of common stock of KHC at an exercise price equal to $1.50 per share. The fair value of the warrant was estimated to be $1,356,000 on the date of grant, using the Black-Scholes option-pricing model. This acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired a customer base with an estimated fair value of $850,000 and other assets with a fair value of approximately $21,000, resulting in an excess of cost over the fair value of net assets acquired of approximately $485,000.

         Goodwill was being amortized over a period of 15 years using the straight-line method. Effective January 1, 2002, goodwill will no longer be amortized.

         At December 31, 2001, the Company evaluated the period of amortization of goodwill. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business.


         The following pro forma information presents the results of operations of the Company as though the acquisitions had occurred on January 1, 2001, 2000 and 1999(unaudited):

         Year ended December 31,    2001           2000            1999
         -----------------------------------------------------------------------
         Net revenue                $26,803,394    $ 49,077,622    $48,129,688
         Net (loss) income          $(4,301,083)   $(12,805,042)   $ 2,409,137
         Basic (loss) earnings
                 per share          $     (0.32)   $      (1.01)   $      0.20
         -----------------------------------------------------------------------


3.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:


         Securities sold, not yet purchased, consist of the following:

         December 31,                             2001                 2000
         -----------------------------------------------------------------------
         State and municipal obligations          $129,776             $130,160
         Corporate bonds and other securities       94,595              167,769
         -----------------------------------------------------------------------
                                                  $224,371             $297,929
         =======================================================================


         Securities sold, not yet purchased, represent obligations of the Company to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as the Company's ultimate obligation may exceed the amount recognized in the financial statements.

         Securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned at December 31, 2001 and 2000 are stock warrants and investments in privately held companies not readily marketable amounting to approximately $607,000 and $991,000, respectively, which have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions and merchant banking income.

4.       FIXED ASSETS:

        Fixed assets, at cost, consist of:

                                                               Depreciation/
                                                               Amortization
         December 31,                2001           2000          Period
         -----------------------------------------------------------------------

         Furniture and fixtures  $   607,759     $   717,680            5 years
         Office equipment          2,236,943       2,241,751            3 years
         Leasehold improvements      571,326         610,598      Term of lease
         -----------------------------------------------------------------------
                                   3,416,028       3,570,029
         Less accumulated
          depreciation and
          amortization             2,331,207       1,965,043
         -----------------------------------------------------------------------
                                  $1,084,821      $1,604,986
         =======================================================================


         Long-lived assets, such as property and equipment, leasehold improvements and intangibles, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value. During the year ended December 31, 2000, capitalized costs primarily associated with Venture Highway's Web site were written down by $1,029,507 due to impairment of such assets.


5.       OTHER ASSETS:

         Other assets consist of the following:

         December 31,                   2001                   2000
         -----------------------------------------------------------------------

         Due from Employees       $    1,002,462          $    2,112,647
         Other                           722,529               1,665,209
         -----------------------------------------------------------------------
                                  $    1,724,991          $    3,777,856
         =======================================================================


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

         December 31,                                 2001                2000
         -----------------------------------------------------------------------

         Accrued professional fees          $      393,250      $       277,550
         Accrued communications                    351,544              330,200
         Accrued computer & copier                 214,400                -
         Due to employees                            -                  468,800
         Other                                     807,910              942,939
         -----------------------------------------------------------------------
                                            $    1,767,104     $      2,019,489
         =======================================================================

  7.  STOCKHOLDERS' EQUITY:

         During February 2000, the Company declared a 2-for-1 stock split. All references to shares and price per share have been adjusted to reflect this stock split.

         The Company authorized 1,000,000 shares of preferred stock, par value $.001 per share. No shares have been issued as of December 31, 2001.

         On October 30, 2001 the Company completed a private placement in which it raised $1,500,000 and issued 1,500,000 shares of its $0.0001 par value common stock, along with 750,000 Class A redeemable warrants with an exercise price of $1.50 and 750,000 Class B redeemable warrants with an exercise price of $2.50. Each warrant will entitle the holder to purchase one additional share of common stock at the specified price for a period of four years commencing on May 1, 2002. In addition the Company issued warrants to designees of the placement agent, Kirlin, to purchase an additional 10% of the shares and warrants sold in this offering.

         In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan") covering 4,800,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. In April 1996, the Company adopted the 1996 Stock Plan ("1996 Plan") covering 8,000,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. Effective September 25, 2000, the Company segregated 2,000,000 shares from the 1996 Plan for Kirlin's deferred commission plan. During the years ended December 31, 2001 and 2000, the Company issued 461,321 and 126,926 shares of common stock in connection with the deferred commission plan, valued at approximately $584,000 and $254,000, respectively, and there were forfeitures of 75,764 and 6,237 shares valued at approximately $106,000 and $12,000, respectively. At December 31, 2001, options and warrants to purchase 6,812,843 shares of common stock at an exercise price between $0.969 and $6.00 per share are outstanding. Such options and warrants vest over periods of up to four years and are exercisable at various dates through September 2011.

         The following table summarizes the 2001 and 2000 activity in the Company's stock options and warrants:

                                            Number of                Price
                                              Shares               per Share
         -----------------------------------------------------------------------

            Balance at January 1, 1999       322,000       $0.625   -   $1.250

         Granted during the year           1,292,000       $0.969   -   $3.406
         Exercised during the year          (107,400)      $0.625   -   $1.250
         Forfeited during the year          (144,000)               -   $0.625
         -----------------------------------------------------------------------

            Balance at January 1, 2000     1,362,600       $0.625   -   $3.406

         Granted during the year             669,300       $1.484   -   $6.000
         Exercised during the year           (80,000)      $0.625   -   $0.969
         Forfeited during the year          (715,000)      $0.969   -   $4.032
         -----------------------------------------------------------------------

            Balance at December 31, 2000   1,236,900       $0.969   -   $6.000

        Granted during the year            5,880,943       $1.100   -   $2.500
        Exercised during the year              -              -           -
        Forfeited during the year           (305,000)      $1.500   -   $6.000
        ------------------------------------------------------------------------
            Balance at December 31, 2001   6,812,843       $0.969   -   $6.000
        ========================================================================

         The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                                                                 Remaining
                                Number          Number          Contractual
         Exercise Price       Outstanding     Exercisable           Life
         -----------------------------------------------------------------------

         $1.250                   2,600           2,600            37 months
         $0.969                 612,000           -                84 months
         $3.406                  10,000          10,000            90 months
         $4.032                 272,300           -                97 months
         $6.000                  30,000          10,000            99 months
         $1.484                  10,000           -                24 months
         $1.500               2,591,429         740,501           111 months
         $1.500               1,395,000       1,200,000           116 months
         $1.100                  20,000          20,000           116 months
         $1.174                  66,282          66,282           117 months
         $1.500                   3,232           -               117 months
         $1.200                 150,000           -                52 months
         $1.500                 825,000           -                52 months
         $2.500                 825,000           -                52 months
         -----------------------------------------------------------------------
         $0.969 - $6.000      6,812,843       2,049,383
         =======================================================================


         During the years ended December 31, 2001, 2000 and 1999, the Company granted 351,891, 128,926 and 576,800 shares, respectively, of restricted stock to employees of Kirlin with a market value of approximately $395,000, $262,000 and $1,128,000, respectively. During the year ended December 31, 2001, 5,000 of the granted shares, with a market value of approximately $11,000, were forfeited and zero shares were vested. The restricted shares remaining vest as follows:

         Date                                                  Shares
         -----------------------------------------------------------------------
         January 2, 2002                                       112,000
         June 1, 2002                                            4,000
         July 1, 2002                                            9,600
         December 31, 2002                                      30,000
         March 8, 2003                                         112,500
         May 16, 2003                                           11,500
         March 8, 2004                                         112,500
         April 1, 2004                                           1,746
         May 16, 2004                                           11,500
         October 8, 2004                                        37,064
         November 5, 2004                                       46,956
         November 30, 2004                                      15,000
         December 4, 2004                                        3,125
         -----------------------------------------------------------------------
                                                               507,491
         =======================================================================

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. Accordingly, no compensation costs have been recognized for the options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net
         (loss) income and (loss) earnings per common share would have been as follows:

         Year ended December 31,           2001          2000          1999
         -----------------------------------------------------------------------
         Net (loss) income - as reported  $(3,689,055)  $(11,296,106) $7,455,086
         Net (loss) income - pro forma     (5,309,244)   (11,570,809)  7,196,736
         Basic (loss) income per
          common share - as reported            (0.27)         (0.89)       0.62
         Basic (loss) income per
          common share - pro forma              (0.39)         (0.91)       0.60
         Diluted (loss) income per
          common share - as reported            (0.27)         (0.89)       0.60
         Diluted (loss) income per
          common share - pro forma              (0.39)         (0.91)       0.58
         -----------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted in 1999, the following assumptions were used: expected volatility of 79%, risk-free interest rate of approximately 6% and expected option lives of up to 10 years. For options granted in 2000, the following assumptions were used: expected volatility of 135%, risk-free interest rate of approximately 6% and expected option lives of up to 10 years. For options granted in 2001, the following assumptions were used: expected volatility of 136%, risk-free interest rate of approximately 5% and expected option lives of up to 10 years.

         The pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

8.       NET CAPITAL REQUIREMENT:

         The Company's registered broker-dealers are subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company's broker-dealers compute net capital under the aggregate indebtedness method permitted by Rule 15c3-1, which requires that they maintain minimum net capital, as defined, of 6-2/3% of aggregate indebtedness, as defined, or $250,000 for Kirlin and $100,000 for GMST and Princeton, whichever is greater. Additionally, the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1.

         At December 31, 2001 and 2000, Kirlin had net capital, as defined, of $1,467,679 and $1,390,775, respectively, which exceeded the minimum net capital requirements by $1,217,679 and $1,140,775, respectively. Kirlin's ratio of aggregate indebtedness to net capital was 2.16-to-1 and 1.9-to-1 at 2001 and 2000, respectively.

         At December 31, 2000, GMST had net capital, as defined, of $154,436, which exceeded the minimum net capital requirements by $54,436. GMST's ratio of aggregate indebtedness to net capital was 3.05-to-1 at December 31, 2000.

         At December 31, 2000, Princeton had net capital, as defined, of $816,797, which exceeded the minimum net capital requirement by $716,797. Princeton's ratio of aggregate indebtedness to net capital was 0.32-to-1 at December 31, 2000.


9.       RETIREMENT AND SAVINGS PLAN:

         The Company sponsors a retirement and savings plan for all full-time employees over the age of 21 pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of each participant's contribution based on specific parameters. The Company's contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were approximately $140,000, $91,000 and $84,000, respectively.


10.      COMMITMENTS AND CONTINGENCIES:

         The Company leases office space at several locations under noncancelable leases expiring at various times through October 31, 2006. The minimum annual rental payments for these leases are as follows:

         Year ending December 31,

                     2002                                  $1,229,297
                     2003                                   1,243,834
                     2004                                     799,014
                     2005                                     283,967
                     2006                                      80,483
         -----------------------------------------------------------------------
                                                           $3,636,595
         =======================================================================


         The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. Rent expense was approximately $1,262,000, $1,297,000 and $894,000 for the years ended December 31,
         2001, 2000 and 1999, respectively.

         Other assets include a certificate of deposit, which is collateralizing a letter of credit, for the benefit of a landlord, in the amount of $100,000. At December 31, 2001, there were no amounts drawn down on this letter of credit.

         In the normal course of business, the Company has been named as a defendant in certain litigations and arbitrations arising from its activities as a broker-dealer in securities and other matters. It is the opinion of management that the various litigations and arbitrations will not have a material adverse effect on the Company's financial position.

11.      EMPLOYMENT CONTRACTS:

         As of December 31, 2001, the Company has employment agreements with certain employees through August 2008. The agreements provide for base salaries, discretionary bonuses, brokerage commissions and allowances:

         The minimum base salary and allowance payments are as follows:

         Year ending December 31,

                       2002                        $1,763,000
                       2003                         1,763,000
                       2004                           923,000
                       2005                           755,000
                       2006                           755,000
                    Thereafter                      1,278,834
         -----------------------------------------------------------------------
                                                   $7,237,834
         =======================================================================

12.      FINANCIAL INSTRUMENTS:

         The Company's activities can include the purchase and sale of stock options and warrants. Stock options and warrants give the buyer the right to purchase or sell securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

         The Company may receive warrants as part of its underwriting activities for initial public offerings. Such transactions may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Substantially all of the stock options and warrants are traded on national exchanges, which can be subject to market risk in the form of price fluctuations.


13.   INCOME TAXES:

         The Company files consolidated federal income tax returns and separate Company state income tax returns. Commencing October 18, 1999, VentureHighway filed federal income tax returns on a stand-alone basis.

         The income tax benefit (provision) consists of:

         Year ended
         December 31,     2001               2000              1999
         ----------------------------------------------------------------------

          Current:
            Federal     $   786,748               -               $(1,410,141)
            State            (1,504)        $  (183,893)             (643,487)
         -----------------------------------------------------------------------
                            785,244            (183,893)           (2,053,628)
         -----------------------------------------------------------------------

          Deferred:
            Federal         801,296           4,339,672            (2,115,654)
            State           382,939           1,416,888              (639,226)
         -----------------------------------------------------------------------
                          1,184,235           5,756,560            (2,754,880)
         -----------------------------------------------------------------------
                         $1,969,479          $5,572,667           $(4,808,508)
         =======================================================================


         The benefit (provision) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

         Year ended
         December 31,                    2001            2000           1999
         ----------------------------------------------------------------------

         Tax at federal statutory rate    34%            34%             34%
         State income taxes, net of
          federal benefit                  7              7               7
         Nondeductible loss on sale of
          ParentNet                                      (7)
         Valuation allowance              (7)            (6)              -
         Other                            (1)             -              (1)
         -----------------------------------------------------------------------
                                          33%            28%             40%
         =======================================================================

         The deferred tax asset results from the following:

         December 31,                                  2001           2000
         -----------------------------------------------------------------------
         Net operating loss carryforwards              $1,745,000     $1,007,000
         Unrealized depreciation on
         investment securities not readily marketable     410,000        370,000
         Temporary differences in accrued expenses      1,302,855        896,620
         -----------------------------------------------------------------------
                                                       $3,457,855     $2,273,620
         =======================================================================


14.      EARNINGS PER SHARE:

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the years ended December 31, 2001 and 2000, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.


         Year ended December 31, 2001
         -----------------------------------------------------------------------
                                           Loss          Shares        Per Share
                                        (Numerator)   (Denominator)     Amount
         -----------------------------------------------------------------------
         Basic and diluted EPS:

         (Loss) available to
         common stockholders           $ (3,689,055)   13,457,315       $(0.27)
         =======================================================================


         Year ended December 31, 2000
         -----------------------------------------------------------------------

         Basic and diluted EPS:

         (Loss) available to
         common stockholders           $(11,296,166)   12,685,376       $(0.89)
         =======================================================================


         Year ended December 31, 1999
         -----------------------------------------------------------------------
         Basic EPS:

         Income available to common
         stockholders                  $  7,455,086    11,980,086        $0.62

         Effect of dilutive securities
         - options                            -           421,805           -
         -----------------------------------------------------------------------
         Diluted EPS:

         Income available to common
         stockholders and assumed
         exercise                      $  7,455,086    12,401,891        $0.60
         =======================================================================

15.      SUMMARIZED QUARTERLY DATA (UNAUDITED):

                                               Quarter Ended
         ----------------------------------------------------------------------------------------
                                   March 31         June 30       September 30       December 31
         ----------------------------------------------------------------------------------------
         Year ended
         December 31, 2001:
           Revenue                $6,339,840       $5,213,885       $3,929,865         $7,509,298
           Net loss                 (770,160)        (903,609)      (1,195,402)          (819,884)
           Basic and diluted
            loss per share             (0.06)           (0.07)           (0.09)             (0.06)

                                               Quarter Ended
         ----------------------------------------------------------------------------------------
                                   March 31         June 30       September 30       December 31
         ----------------------------------------------------------------------------------------
         Year ended
         December 31, 2000:
           Revenue               $14,238,892      $ 6,724,019       $7,841,053         $2,226,400
           Net income (loss)         968,570       (2,770,924)      (2,335,146)        (7,158,666)
           Basic income
            (loss) per share            0.08            (0.22)           (0.18)              (.56)
           Diluted income
            (loss) per share            0.07            (0.22)           (0.18)              (.56)


16.      SUBSEQUENT EVENT:


         On January 2, 2002, the Company granted 208,778 shares of its common stock to employees of Kirlin relating to Kirlin's deferred commission plan for the fourth quarter of 2001 valued at approximately $217,000.

         On March 21, 2002, Kirlin received from its clearing broker a $2,500,000 three-year subordinated loan. The agreement is awaiting NASD approval. Pursuant to the provisions of the loan agreement, principal payments due under the loan are to be reduced by an amount equal to 50% of the clearing fees and other items that Kirlin is obligated to pay to the clearing broker under the clearing agreement, over a three year period ending on February 28, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See Item 13.


ITEM 11.  EXECUTIVE COMPENSATION.

         See Item 13.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         See Item 13.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Items 10, 11, 12 and 13 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Stockholders.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                         KIRLIN HOLDING CORP.
                                         (Registrant)

Dated:   March 29, 2002
                                      By:    /s/ Anthony J. Kirincic
                                         ---------------------------------------
                                           Name:  Anthony J. Kirincic
                                           Title: President


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                          Date



 /s/  David O. Lindner      Chairman of the Board             March 29, 2002
-------------------------   of Directors and
David O Lindner             Chief Executive Officer
                            (PrincipalExecutive Officer)


 /s/  Anthony J. Kirincic   Director and President            March 29, 2002
-------------------------
Anthony J. Kirincic



 /s/  Barry Shapiro         Chief Financial Officer (and      March 29, 2002
-------------------------   Principal Accounting Officer)
Barry Shapiro



 /s/  Edward J. Casey       Director                          March 29, 2002
-------------------------
Edward J. Casey



 /s/  Harold Paul           Director                          March 29, 2002
-------------------------
Harold Paul



/s/  Martin Schacker        Director                          March 29, 2002
-------------------------
Martin Schacker

                                EXHIBIT INDEX

Exhibit        Description                                             Incorporated
                                                                       By Reference
Number                                                                 from Document     No. in Document     Page

3.1            Certificate of Incorporation                                  A                 3.1

3.1.1          Certificate of Correction to Certificate of                   A                3.1.1
               Incorporation, dated July 29, 1994

3.2            Amended and Restated By-Laws                                  A                 3.2

4.1            Form of Common Stock Certificate                              A                 4.1

4.2            Form of Subscription Agreement between the                    M                 4.2
               Registrant and Investors, accepted by the
               Registrant on October 30, 2001

4.3            Form of Purchase Option between the Registrant and            M                 4.3
               designees of Kirlin Securities, Inc. dated October
               30, 2001

4.4            Form of Class A Redeemable Common Stock Purchase              M                 4.4
               Warrant

4.5            Form of Class B Redeemable Common Stock Purchase              M                 4.5
               Warrant

10.1           1994 Stock Plan                                               A                10.2

10.2           Clearing Agreement between Kirlin Securities, Inc.            M                10.2
               and BNY Clearing Corp.

10.2.1         Substitute Exhibit 3 to the Clearing Agreement               --                 --            Filed
               between Kirlin Securities, Inc. and BNY Clearing                                            Herewith
               Corp.

10.3           1996 Stock Plan                                               C             Appendix A

10.4           Indemnification Agreement, dated November 14,                 B                10.9
               1995, between the Registrant and Edward J. Casey

10.5           Indemnification Agreement, dated February 5, 1998,            D                10.6
               between the Registrant and Edmund McCormick

10.6           Stock Option Agreement, dated January 11, 1999,               F                10.7
               between the Registrant and David O. Lindner

10.6.1         Schedule of Omitted Document in the form of                   F               10.7.1
               Exhibit 10.6, including material detail in which
               such document differs from Exhibit 10.6

10.7           Stock Option Agreement, dated January 11, 1999,               F                10.8
               between the Registrant and Edward J. Casey

10.7.1         Schedule of Omitted Document in the form of                   F               10.8.1
               Exhibit 10.7, including material detail in which
               such document differs from Exhibit 10.7


10.8           Restricted Stock Agreement, dated January 11,                 F                10.9
               1999, between the Registrant and Barry Shapiro

10.9           Agreement, dated as of June 2, 1999, between                  G                10.10
               Individual Investor Group, Inc., Registrant and
               VentureHighway.com Inc.

10.10          Stockholder Agreement, dated as of June 2, 1999,              G                10.11
               between Individual Investor Group, Inc.,
               Registrant and VentureHighway.com Inc.

10.11          Stock Option Agreement, dated as of July 8, 1999,             H                10.10
               between the Company and Harold Paul

10.12          Amendment, dated as of March 24, 2000, to                     I                10.12
               Agreement dated as of June 2, 1999, between Individual
               Investor Group, Inc., Registrant and VentureHighway.com Inc.

10.13          Stock Option Agreement, dated as of February 2,               J                10.13
               2000, between the Registrant
               and David Lindner

10.13.1        Schedule of Omitted Document in the form of                   J               10.13.1
               Exhibit 10.13, including material detail in which
               such document differs from Exhibit 10.13

10.14          Stock Option Agreement, dated as of February 2,               J                10.14
               2000, between the Registrant
               and Barry Shapiro

10.15          Stock Option Agreement, dated as of February 2,               J                10.15
               2000, between the Registrant
               and Edward Casey

10.15.1        Schedule of Omitted Document in the form of                   J               10.15.1
               Exhibit 10.15, including material detail in which
               such document differs from Exhibit 10.15

10.16          Agreement, dated April 3, 2001, among the                     K                10.16
               Registrant and Kirlin Securities, Inc., on the one
               hand, and M.S. Farrell & Co., Inc. and certain
               stockholders of M.S. Farrell Holdings, Inc., on
               the other hand

10.17          Amendment, dated August 29, 2001, to Agreement,               K                10.17
               dated April 3, 2001, among the Registrant and
               Kirlin Securities, Inc., on the one hand, and M.S.
               Farrell & Co., Inc., M.S. Farrell Holdings, Inc.
               and certain stockholders of M.S. Farrell Holdings,
               Inc., on the other hand

10.18          Warrant, dated August 29, 2001, issued to M.S.                K                10.18
               Farrell & Co., Inc.

10.19          Employment Agreement, dated April 3, 2001, between            K                10.19
               Kirlin Securities, Inc. and Martin F. Schacker


10.20          Stock Option Agreement, dated April 3, 2001,                  K                10.20
               between the Registrant and Martin F. Schacker.

10.21          Employment Agreement, dated August 29, 2001,                  L                10.21
               between Registrant and David O. Lindner.

10.22          Employment Agreement, dated August 29, 2001                   L                10.22
               between Registrant and Anthony J. Kirincic.

10.23          Form of Stock Option Agreement to reflect                     L                10.23
               quarterly option grants by Registrant to David O.
               Lindner and Anthony J. Kirincic.

10.24          Indemnification Agreement, dated August 29, 2001,             L                10.24
               between Registrant and Martin F. Schacker.

10.24.1        Schedule of Omitted Documents in Form of Exhibit              L                10.25
               10.24, including material detail in which such
               documents differ from Exhibit 10.24.

10.25          Stock Option Agreement, dated September 7, 2001,              L                10.26
               between Registrant and Edward Casey.

10.25.1        Schedule of Omitted Document in form of Exhibit               L                10.27
               10.26, including material detail in which such
               document differs form Exhibit 10.26.

10.26          Purchase Option, dated as of February 2, 2000,                L                10.28
               between Registrant and David O. Lindner regarding
               common stock of VentureHighway.com, Inc.

10.26.1        Schedule of Omitted Document in form of Exhibit               L                10.29
               10.28, including material detail in which such
               document differs form Exhibit 10.28.

10.27          Schedule of Omitted Document in form of Exhibit              --                 --           Filed
               10.23, including material detail in which such                                              Herewith
               document differs form Exhibit 10.23.

10.28          NASD Subordination Loan Agreement SL-1 between
               Kirlin Securities, Inc. and BNY Clearing Services            --                 --            Filed
               LLC.                                                                                        Herewith

21             List of Subsidiaries.                                        --                 --            Filed
                                                                                                           Herewith

23             Accountants' Consent.                                        --                 --            Filed
                                                                                                           Herewith

99             Risk Factors.                                                --                 --            Filed
                                                                                                           Herewith


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

E.       Registrant's Form 10-KSB for the fiscal quarter ended March 31, 1998.

F.       Registrant's Form 10-KSB for the fiscal year ended December 31, 1998.

G. Current Report on Form 8-K of Individual Investor Group, Inc. (SEC File No. 1-10932), dated June 16, 1999.

H.       Registrant's Form 10-QSB for the fiscal quarter ended June 30, 1999.

I.       Registrant's Form 10-KSB for the fiscal year ended December 31, 1999.

J.       Registrant's Form 10-KSB for the fiscal year ended December 31, 2000.

K.       Registrant's Current Report on Form 8-K, dated August 29, 2001.

L.       Registrant's Form 10-Q for the fiscal quarter ended September 30, 2001.

M. Registrant's Form S-3 Registration Statement (No. 333-74366) as filed with the Securities and Exchange Commission on November 30, 2001.