Form 10-Q
period 2002-03-31
KIRLIN HOLDING CORP
filed 2002-05-15
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d)
-----    of the Securities Act of 1934

         For the quarterly period ended March 31, 2002
                               --------------


         Transition report pursuant to Section 13 or 15(d)
-----    of the Securities Exchange Act of 1934


         For the transition period from _______________ to _______________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



      Delaware                                             11-3229358
------------------------------                    ------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)


 -------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No
         ---     ---


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At May 14, 2002, Issuer had outstanding 14,777,185 shares of Common Stock, par value $.0001 per share.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                                         March 31,          December 31,
                                                                                            2002                2001
                                                                                      -----------------   ------------------
                                                                                        (Unaudited)


                                     ASSETS:

Cash and cash equivalents                                                             $      5,984,594    $         972,086
Due from Clearing Broker                                                                       328,658            3,119,154
Securities Owned:
   U.S. government and agency obligations, at market value                                     265,744              161,376
   State and municipal obligations, at market value                                          1,331,980            1,161,195
   Corporate bonds and other securities, at market value                                       314,097              415,812
   Nonmarketable securities, at fair value                                                     324,586              607,249
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $2,495,089 and $2,331,207, respectively                                    954,140            1,084,821
Deferred Tax Assets                                                                          3,864,508            3,457,855
Intangible Assets, net of accumulated amortization of $99,166 and $75,000.
    respectively                                                                               750,834              775,000
Goodwill, net of accumulated amortization of $0 and $89,223, respectively                    1,457,957            1,395,417
Other Assets                                                                                 1,377,892            1,724,991
                                                                                      -----------------   ------------------

               Total assets                                                           $     16,954,990    $      14,874,956
                                                                                      =================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $        205,692    $         224,371
   Accrued compensation                                                                      2,066,927            2,113,287
   Accounts payable and accrued expenses                                                     1,801,086            1,767,104
                                                                                      -----------------   ------------------

               Total liabilities                                                             4,073,705            4,104,762
                                                                                      -----------------   ------------------


   Subordinated liabilities                                                                  2,500,000             -
                                                                                      -----------------   ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 40,000,000 shares, issued and
      outstanding 15,192,254 and 14,902,488 shares, respectively                                 1,519                1,490
   Additional paid-in capital                                                               16,891,404           16,635,220
   Unearned Stock Compensation                                                               (280,549)            (294,433)
   Accumulated deficit                                                                     (6,231,089)          (5,572,083)
                                                                                      -----------------   ------------------

               Total stockholders' equity                                                   10,381,285           10,770,194
                                                                                      -----------------   ------------------

               Total liabilities and stockholders'  equity                            $     16,954,990    $      14,874,956
                                                                                      =================   ==================

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                         2002                2001
                                                                                    ----------------   ------------------
                                                                                                (Unaudited)

Revenues:
   Principal transactions, net                                                      $     (206,475)    $       2,456,837
   Commissions                                                                            5,461,709            3,161,197
   Investment banking                                                                       342,982              -
   Merchant banking                                                                         -                     48,147
   Other income                                                                             682,934              333,694
   Increase in value attributable to subsidiaries                                           -                    339,965
                                                                                    ----------------   ------------------

                                                                                          6,281,150            6,339,840
                                                                                    ----------------   ------------------
Expenses:
   Employee compensation and benefits                                                     5,238,041            4,903,139
   Promotion and advertising                                                                 95,375              272,248
   Clearance and execution charges                                                          167,394              341,863
   Occupancy and communications                                                           1,114,898            1,261,275
   Professional fees                                                                        129,675              324,670
   Interest                                                                                  18,354               22,969
   Other                                                                                    500,209              470,179
                                                                                    ----------------   ------------------

                                                                                          7,263,946            7,596,343
                                                                                    ----------------   ------------------

               Loss before income tax benefit and minority interest in loss of
                    subsidiaries                                                          (982,796)          (1,256,503)

Income tax benefit                                                                          323,790              291,185
                                                                                    ----------------   ------------------

               Loss before minority interest in loss of subsidiaries                      (659,006)            (965,318)

Minority interest in loss of subsidiaries                                                   -                    195,158
                                                                                    ----------------   ------------------

          Net loss                                                                  $     (659,006)    $       (770,160)
                                                                                    ================   ==================

Basic loss per common share                                                         $        (0.04)    $          (0.06)
                                                                                    ================   ==================

Diluted loss per common share                                                       $        (0.04)    $          (0.06)
                                                                                    ================   ==================


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 2002
(Unaudited)


                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock          Accumulated
                             Shares         Par Value        Capital       Compensation        Deficit          Total
                          --------------   -----------    ------------   ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2002           14,902,488   $      1,490    $ 16,635,220   $    (294,433)      (5,572,083)   $  10,770,194

Stock issuances                 349,904             35         336,752          (4,699)           -              332,088

Stock forfeitures              (60,138)            (6)        (80,568)           18,583           -             (61,991)

Net loss                         -               -              -                -             (659,006)       (659,006)
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   March 31, 2002            15,192,254   $      1,519    $ 16,891,404   $    (280,549)    $ (6,231,089)   $  10,381,285
                          ==============  =============   =============  ===============   ==============  ==============


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                           2002                2001
                                                                                    -------------------  -----------------
                                                                                                  (Unaudited)

Cash flows from operating activities:
   Net loss                                                                         $      (659,006)     $    (770,160)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation                                                                        163,882            186,385
         Amortization                                                                         24,166            102,008
         Deferred income taxes                                                             (406,652)          (684,722)
         Investment by minority shareholders                                                 -                  324,806
         Minority interest in loss of subsidiaries                                           -                (195,158)
         Decrease in nonmarketable securities                                                282,662             95,648
         Noncash compensation                                                                270,096            146,912
         Loss on disposal of fixed assets                                                    -                  102,046
         Reduction of stock subscriptions                                                    -                    7,813
         (Increase) in securities owned, at market value                                   (173,438)          (799,889)
         Decrease in receivable from clearing brokers                                      2,790,496            688,521
         Decrease in other assets                                                            347,100          1,014,157
         (Decrease) in securities sold, not yet purchased, at market value                  (18,679)            (7,244)
         (Decrease) in accrued compensation                                                 (46,360)          (307,484)
         Increase (decrease) in accounts payable and accrued expenses                         33,981          (118,819)
                                                                                    -------------------  -----------------

               Total adjustments                                                           3,267,254            554,980
                                                                                    -------------------  -----------------

               Net cash provided by (used in) operating activities                         2,608,248          (215,180)
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (33,200)           (85,859)
   Acquisition of other businesses, net of cash                                             (62,540)           (74,225)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                        (95,740)          (160,084)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Subordinated liabilities                                                                2,500,000            600,000
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                   2,500,000            600,000
                                                                                    -------------------  -----------------

Net increase in cash and cash equivalents                                                  5,012,508            224,736

Cash and cash equivalents, beginning of period                                               972,086            579,652
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $      5,984,594     $      804,388
                                                                                    ===================  =================

Supplemental disclosures of consolidated cashflow information:
   Interest paid                                                                    $          1,681     $       22,145
   Income taxes paid                                                                $          7,776     $        5,424

Supplemental disclosures of noncash investing and financing activities:
   Common stock awards, net of forfeitures                                          $        270,095     $      154,724

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. VentureHighway will file federal income tax returns on a stand-alone basis.


3.       Earnings Per Share

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three-month periods ended March 31, 2002 and 2001, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                                      Income             Shares          Per-Share
                                                                   (Numerator)        (Denominator)        Amount
                                                                 -----------------    --------------     -----------
                      Three months ended March 31, 2002:

                               Basic and diluted EPS:

                                   Income available to
                                     common stockholders         $      (659,006)        15,156,546      $   (0.04)
                                                                 =================    ==============     ===========


                      Three months ended March 31, 2001:

                               Basic and diluted EPS:

                                   Income available to
                                     common stockholders         $      (770,160)        12,920,354      $   (0.06)
                                                                 =================    ==============     ===========

4.       Goodwill

         The Company is adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles as of January 1, 2002. Accordingly, goodwill will no longer be amortized. Instead it will be tested for impairment annually. The Company will perform a valuation of goodwill before June 30, 2002. Amortization expense on goodwill during the period ended March 31, 2001 amounted to $102,008. Had such expense not been recorded the Company's results of operations and loss per common share would have been as follows:

                                                          Three Months Ended
                                                            March 31, 2001
                                                        -----------------------

          Reported net loss                             $            (770,160)
              Add back: Goodwill amortization                          102,008
                                                        -----------------------

                   Adjusted net loss                    $            (668,152)
                                                        =======================


          Basic and diluted loss per common share
              Reported net loss                         $               (0.06)
                   Add back: Goodwill amortization                        0.01
                                                        -----------------------

                        Adjusted net loss               $               (0.05)
                                                        =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements

         When used in this Form 10-Q and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in Form 10-K for the year ended December 31, 2001. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements


Results of Operations

         Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

         Principal transactions, net for the three-month period ended March 31, 2001 decreased 108.4% to $(206,475) from $2,456,837 in 2001. The decrease is primarily attributable to a change from principal business to commission business identified in the next paragraph as well as a decrease in the value of warrants the Company received in connection with its investment banking activities.

         Commissions for the three-month period ended March 31, 2002 increased 72.8% to $5,461,709 from $3,161,197 in 2001. The increase is primarily attributable to a change from the amount of principal business to commission business the Company does which reduces its exposure to market risk which can result from the change in the value of securities held. Commission business is comprised of equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission.

         Investment banking for the three-month period ended March 31, 2002 was $342,982 as a result of fees the Company generated from acting as a placement agent related to a debt conversion.

         There was no merchant banking for the three-month period ended March 31, 2002 as compared to $48,147 in 2001. This line item changes as a result of changes in the value of the underlying investments.

         Other income for the three-month period ended March 31, 2002 increased 104.7% to $682,934 from $333,694 in 2001. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from its clearing broker.

         Increase in value attributable to subsidiaries for the three-month period ended March 31, 2002 was $0 as compared to $339,965 in 2001. This line item changes based on the value of the Company's investment in its subsidiaries. During the past quarter none of the Company's subsidiaries had any changes which effected this line item.

         Employee compensation and benefits for the three-month period ended March 31, 2002 increased 6.8% to $5,238,041 from $4,903,139 in 2001. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the increase in commission structure for its registered representatives and branch managers which was initiated during September 2001, as well as the compensation costs directly related to the hiring of additional personnel following the acquisition of certain assets of a retail oriented brokerage firm during August 2001.

         Promotion and advertising for the three-month period ended March 31, 2002 decreased 65% to $95,375 from $272,248 in 2001 primarily as a result of the Company's decrease in advertising expenditures related to VentureHighway due to the expiration of its advertising commitment during December 2001.

         Clearance and execution charges for the three-month period ended March 31, 2002 decreased 51% to $167,394 from $341,863 in 2001 primarily as a result of the change in clearing brokers during October 2001 which resulted in reduced fees.

         Occupancy and communications costs for the three-month period ended March 31, 2002 decreased 11.6% to $1,114,898 from $1,261,275 in 2001. This decrease is primarily a result of the elimination of these costs directly related to VentureHighway which is in the process of being dissolved and the sale of the Company's majority owned interest in GMST World Markets, Inc. during December 2001.

         Professional fees for the three-month period ended March 31, 2002 decreased 60.1% to $129,675 from $324,670 in 2001 as a result of non-recurring legal fees as well as the shift of legal work being performed internally by the Company.

         Interest expense for the three-month period ended March 31, 2002 decreased 20.1% to $18,354 from $22,969 in 2001. Interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three-month period ended March 31, 2002 increased 6.4% to $500,209 from $470,179 in 2001 as a result of general office expenses related to the to the acquisition of certain assets of a retail oriented brokerage firm during August 2001 which resulted in an increase in the number of branch offices operated by the Company.

         Income tax benefit for the three-month period ended March 31, 2002 was $323,790 as compared to $291,185 in the comparable period in 2001, which is reflective of the benefit the Company is entitled to based on its operations during the past quarter.

         Net loss of $659,006 for the three-month period ended March 31, 2002 compares to net loss of $770,160 for the three-month period ended March 31, 2001. This resulted primarily from the decrease in revenues and expenses discussed above.


Liquidity and Capital Resources

         At March 31, 2002, approximately 46% of the Company's assets were comprised of cash and highly liquid securities.

         Cash and cash equivalents amounted to $5,984,594 at March 31, 2002 as compared to $972,086 at December 31, 2001. This increase is reflective of the movement of cash from the Company's trading accounts, which were accounted for in the Due from Clearing Brokers line item, to other financial institutions. Additionally, this line item is reflective of the $2,500,000 subordinated loan Kirlin Securities received from its clearing broker during March 2002.

         Due from Clearing Brokers amounted to $328,658 at March 31, 2002 as compared to $3,119,154 at December 31, 2001. This 89.5% decrease is primarily attributable to the movement of cash out of the Company's trading accounts as discussed in the previous paragraph.

         Securities owned at March 31, 2002 were $2,236,407 as compared to $2,345,632 at December 31, 2001. This 4.7% decrease is primarily attributable to the decrease in the value of positions held in relation to its merchant banking and investment banking activities.

         Furniture, Fixtures and Leasehold improvements, net, at March 31, 2002, decreased to $954,140 as compared to $1,084,821 at December 31, 2001. This 12% decrease primarily results from the depreciation of fixed assets during the past quarter.

         Deferred tax asset at March 31, 2002 amounted to $3,864,508 as compared to $3,457,855 at December 31, 2001. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the past quarter, net unrealized depreciation in the value of certain security positions in the Company's merchant banking portfolio and investment accounts, and temporary differences in accrued expenses.

         Intangible assets, net at March 31, 2002 amounted to $750,834 as compared to $775,000 at December 31, 2001. This 3.1% decrease primarily results from the amortization of the intangible assets during the past quarter related to certain assets acquired during August 2001 under an agreement with M.S. Farrell & Co., a retail-oriented brokerage and investment banking firm.

         Goodwill, net at March 31, 2002 amounted to $1,457,957 as compared to $1,395,417 at December 31, 2001. This 4.5% increase primarily relates to the additional purchase payments for Princeton Securities Corporation, which was acquired during April 2000.

         Other assets decreased by 20.1% to $1,377,892 at March 31, 2002, from $1,724,991 at December 31, 2001. The change in other assets is primarily attributable to a decrease in loans outstanding. To a lesser extent the change in other assets is reflective of the decrease in prepaid restrictive stock, the reduction of prepaid operating expenses, and the receipt of the 2001 earnout payment the Company is entitled to as result of its sale of GMST during December 2001.

         Securities sold short amounted to $205,692 at March 31, 2002 as compared to $224,371 at December 31, 2001. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $2,066,927 at March 31, 2002 as compared to $2,113,287 at December 31, 2001, a 2.2% decrease. The revenues upon which commission income to registered representatives is based directly affect this line item, which was lower at the end of the current quarter as compared to 2001.

         Accounts payable and accrued expenses at March 31, 2002 were $1,801,086 as compared to $1,767,105 at December 31, 2001. This 1.9% increase is attributable to payables related to the Company's general business.

         Subordinated liabilities amounted to $2,500,000 at March 31, 2002. This line item did not exist at December 31, 2001. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan. Pursuant to the provisions of the loan agreement, principal payments due under the loan are basically offset by an amount equal to 50% of the clearing fees and other items that Kirlin is obligated to pay to the clearing broker under the clearing agreement, over a three-year period ending on February 28, 2005.

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

PART II: OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED SECURITIES


                                                   Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of         Number Sold     Price Afforded to         Exemption from        Exercise or
Date of Sale      Security         or forfeited    Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------

     1/2/02       Common Stock        208,778      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1994 Stock Plan;
                                                   no cash consideration
                                                   received by the Company.


     1/2/02       Options to           74,512      Options granted under             4(2)          Fully exercisable
                  purchase                         1994 Stock Plan - no                            upon a grant for a
                  Common Stock                     cash consideration                              period of 10 years
                                                   received by the Company.                        from date of grant,
                                                                                                   at an exercise price
                                                                                                   of $1.1264 per share.


     1/2/02       Options to           29,876      Options granted under             4(2)          Fully exercisable on
                  purchase                         1994 Stock Plan - no                            1/2/05 for a period
                  Common Stock                     cash consideration                              of 10 years from
                                                   received by the Company.                        date of grant, at an
                                                                                                   exercise price of
                                                                                                   $1.04 per share.


     1/3/02       Common Stock         4,166       Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1994 Stock Plan;
                                                   no cash consideration
                                                   received by the Company.


    1/31/02       Common Stock         43,770      Stock awarded to                  4(2)                   N/A
                                                   employees under 401(k)
                                                   Special Stock Plan; no
                                                   cash consideration
                                                   received by the Company.


     2/4/02       Common Stock         42,265      Restricted stock                  4(2)                   N/A
                                                   awarded to employees
                                                   under 1994 Stock Plan;
                                                   no cash consideration
                                                   received by the Company.


    2/28/02       Common Stock         50,925      Stock awarded to                  4(2)                   N/A
                                                   employees under 401(k)
                                                   Special Stock Plan; no
                                                   cash consideration
                                                   received by the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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



                                     Kirlin Holding Corp.
                                     --------------------
                                     (Registrant)




Dated:   May 15, 2002                By:  /s/ Anthony J. Kirincic
                                          ----------------------------
                                          Anthony J. Kirincic
                                          President




Dated:   May 15, 2002                By:  /s/ Barry E. Shapiro
                                          -----------------------------
                                          Barry E. Shapiro
                                          Chief Financial Officer
                                          (and principal accounting officer)