Form 10-Q
period 2002-06-30
KIRLIN HOLDING CORP
filed 2002-08-14
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X       Quarterly report pursuant to Section 13 or 15(d)
---      of the Securities Act of 1934

         For the quarterly period ended June 30, 2002
                                        -------------


         Transition report pursuant to Section 13 or 15(d)
---      of the Securities Act of 1934

          For the transition period from __________ to ___________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



        Delaware                                         11-3229358
-------------------------------                      ------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



                 6901 Jericho Turnpike, Syosset, New York 11791
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
               --------------------------------------------------
               (Registrant's Telephone Number Including Area Code)


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

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At August 5, 2002, Issuer had outstanding 14,907,346 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition


                                                                                          June 30,          December 31,
                                                                                            2002                2001
                                                                                      -----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:

Cash and cash equivalents                                                             $      4,294,389    $         972,086
Due from Clearing Broker                                                                     2,314,032            3,119,154
Securities Owned:
   U.S. government and agency obligations, at market value                                     210,411              161,376
   State and municipal obligations, at market value                                            157,148            1,161,195
   Corporate bonds and other securities, at market value                                     1,448,793              415,812
   Nonmarketable securities, at fair value                                                     178,420              607,249
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $2,656,353 and $2,331,207, respectively                                    826,014            1,084,821
Income taxes receivable                                                                     1,213,881                -
Deferred Tax Assets                                                                          2,737,993            3,457,855
Intangible Assets, net of accumulated amortization of $195,833 and $75,000,
    respectively                                                                             1,304,167              775,000
Goodwill                                                                                       836,747            1,395,417
Other Assets                                                                                 2,855,104            1,724,991
                                                                                      -----------------   ------------------

               Total assets                                                           $     18,377,099    $      14,874,956
                                                                                      =================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $      2,364,961    $         224,371
   Accrued compensation                                                                      2,162,637            2,113,287
   Accounts payable and accrued expenses                                                     1,807,806            1,767,104
                                                                                      -----------------   ------------------

               Total liabilities                                                             6,335,404            4,104,762
                                                                                      -----------------   ------------------


   Subordinated liabilities                                                                 2,500,000                -
                                                                                      -----------------   ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 40,000,000 shares, issued and
      outstanding 14,729,852 and 14,902,488 shares, respectively                                 1,473                1,490
   Additional paid-in capital                                                               16,372,330           16,635,220
   Unearned Stock Compensation                                                               (262,083)            (294,433)
   Accumulated deficit                                                                     (6,570,025)          (5,572,083)
                                                                                      -----------------   ------------------

               Total stockholders' equity                                                    9,541,695           10,770,194
                                                                                      -----------------   ------------------

               Total liabilities and stockholders' equity                             $     18,377,099    $      14,874,956
                                                                                      =================   ==================



See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations


                                                                  Three-Months Ended                  Six-Months Ended
                                                                       June 30,                           June 30,
                                                           ----------------------------------  --------------------------------
                                                                2002               2001             2002            2001
                                                           ----------------  ----------------  --------------- ----------------
                                                                      (Unaudited)                       (Unaudited)
Revenues:
   Principal transactions, net                             $      (50,221)   $     2,273,632  $     (256,696)  $     4,730,469
   Commissions                                                   4,508,480         2,488,552        9,970,189        5,649,750
   Merchant Banking                                                 -                 38,400           -                86,547
   Investment Banking                                              563,329           -                906,311            -
   Other income                                                    577,576           299,888        1,260,510          633,582
   Increase in value attributable to subsidiaries                   -                113,413           -               453,378
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 5,599,164         5,213,885       11,880,314       11,553,726
                                                           ----------------  ---------------- ---------------- ----------------
Expenses:
   Employee compensation and benefits                            3,852,393         3,848,260        9,090,434        8,751,399
   Promotion and advertising                                       107,209           367,839          202,584          640,087
   Clearance and execution charges                                 134,029           457,537          301,422          799,400
   Occupancy and communications                                    978,293         1,288,078        2,093,192        2,549,353
   Professional fees                                               356,824           332,462          486,499          657,132
   Interest                                                       (21,147)            20,515          (2,793)           43,484
   Other                                                           743,940           399,358        1,244,148          869,538
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 6,151,541         6,714,049       13,415,486       14,310,393
                                                           ----------------  ---------------- ---------------- ----------------

   Loss before income tax benefit and minority interest
       in loss of subsidiaries                                   (552,377)       (1,500,164)      (1,535,172)      (2,756,667)

Income tax benefit                                                 213,440           497,656          537,230          788,841
                                                           ----------------  ---------------- ---------------- ----------------

   Loss before minority interest in loss of subsidiaries         (338,937)       (1,002,508)        (997,942)      (1,967,826)

Minority interest in loss of subsidiaries                          -                  98,899          -                294,057
                                                           ----------------  ---------------- ---------------- ----------------

   Net loss                                                $     (338,937)   $     (903,609)  $     (997,942)  $   (1,673,769)
                                                           ================  ================ ================ ================

Basic loss per common share                                $        (0.02)   $        (0.07)   $       (0.07)  $        (0.13)
                                                           ================  ================ ================ ================

Diluted loss per common share                              $        (0.02)   $        (0.07)   $       (0.07)  $        (0.13)
                                                           ================  ================ ================ ================


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 2002
(Unaudited)




                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock          Accumulated
                             Shares        Par Value        Capital       Compensation        Deficit          Total
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   January 1, 2002           14,902,488   $      1,490    $ 16,635,220   $    (294,433)      (5,572,083)   $  10,770,194

Stock issuances                 665,890             67         632,783           13,767          -               646,617

Stock forfeitures             (224,526)           (23)       (287,235)           18,583          -             (268,675)

Repurchases and
   retirement of stock        (614,000)           (61)       (608,438)           -               -             (608,499)

Net loss                        -               -              -                 -             (997,942)       (997,942)
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   June 30, 2002             14,729,852   $      1,473    $ 16,372,330   $    (262,083)    $ (6,570,025)   $   9,541,695
                          ==============  =============   =============  ===============   ==============  ==============


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                           2002                2001
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net loss                                                                         $      (997,942)     $  (1,673,769)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation                                                                        325,146            370,391
         Amortization                                                                        120,833            121,070
         Deferred income taxes                                                               719,862        (1,191,231)
         Investment by minority shareholders                                                  -                 389,436
         Minority interest in loss of subsidiaries                                            -               (294,057)
         Noncash compensation                                                                377,942            354,277
         Loss on disposal of fixed assets                                                     -                 104,846
         Decrease in receivable from clearing brokers                                        805,122            935,853
         (Increase) in securities owned, at market value                                    (77,968)          (664,859)
         Decrease (increase) in nonmarketable securities                                     428,828            (6,786)
         (Increase) in income taxes receivable                                           (1,213,881)             -
         (Increase) decrease in other assets                                             (1,130,113)          1,183,945
         Increase in securities sold, not yet purchased, at market value                   2,140,590            219,335
         Increase (decrease) in accrued compensation                                          49,350          (508,254)
         Increase in accounts payable and accrued expenses                                    40,702             54,398
                                                                                    -------------------  -----------------

               Total adjustments                                                           2,586,413          1,068,364
                                                                                    -------------------  -----------------

               Net cash provided by (used in) operating activities                         1,588,471          (605,405)
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (66,339)          (174,475)
   Acquisition of other businesses, net of cash                                             (91,330)          (123,155)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                       (157,669)          (297,630)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Subordinated liabilities                                                                2,500,000            600,000
   Repurchases of stock                                                                    (608,499)             -
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                   1,891,501            600,000
                                                                                    -------------------  -----------------

Net increase (decrease) in cash and cash equivalents                                       3,322,303          (303,035)

Cash and cash equivalents, beginning of period                                               972,086            579,652
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $      4,294,389     $      276,617
                                                                                    ===================  =================

Supplemental disclosures of consolidated cashflow information:
   Interest paid                                                                    $          3,507     $       14,483
   Income taxes paid                                                                $          7,776     $       22,145

Supplemental disclosures of noncash investing and financing activities:
   Common stock awards, net of forfeitures                                          $        377,942     $      354,277

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three and six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


2.       Income Taxes

         The Company files consolidated federal income tax returns and separate Company state income tax returns. VentureHighway files federal income tax returns on a stand-alone basis.


3.       Earnings Per Share

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and six-month periods ended June 30, 2002 and 2001, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                                       Loss              Shares          Per-Share
                                                                   (Numerator)        (Denominator)        Amount
                                                                 -----------------    --------------     -----------

                      Three months ended June 30, 2002:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $     (338,937)        14,986,855      $   (0.02)
                                                                  ================    ==============     ===========

                      Three months ended June 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $     (903,609)        13,214,163      $   (0.07)
                                                                  ================    ==============     ===========


                      Six months ended June 30, 2002:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $     (997,942)        15,071,231      $   (0.07)
                                                                  ================    ==============     ===========

                      Six months ended June 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (1,673,769)        13,068,070      $   (0.13)
                                                                  ================    ==============     ===========


4.       Goodwill

         The Company is adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles as of January 1, 2002. Accordingly, goodwill will no longer be amortized. Instead it will be tested for impairment annually. As a result of the adoption, approximately $560,000 was re-classified from goodwill to intangible assets, which will continue to be amortized. The Company performed a test for impairment as of June 30, 2002, which indicated that the balance of goodwill was not impaired. Amortization expense on goodwill during the three and six-month periods ended June 30, 2001 amounted to $19,062 and $121,070, respectively. Had such expense not been recorded the Company's results of operations and loss per common share would have been as follows:


                                                          Three Months       Six Months
                                                              Ended             Ended
                                                          June 30, 2001     June 30, 2001
                                                         ----------------  ----------------

                  Reported net loss                      $     (903,609)    $  (1,673,769)
                      Add back: Goodwill
                      amortization                                19,062           121,070
                                                         ----------------   ---------------

                           Adjusted net loss             $     (884,547)    $  (1,552,699)
                                                         ================   ===============


                  Basic and diluted loss per common
                  share
                      Reported net loss                  $        (0.07)    $       (0.13)
                           Add back: Goodwill
                           amortization                             0.00              0.01
                                                         ----------------  ----------------

                                Adjusted net loss        $        (0.07)    $       (0.12)
                                                         ================  ================



         During the six-months ended June 30, 2002, the Company made payments of contingent consideration of approximately $91,000 under the terms of the acquisition of Princeton. Such payments are included in intangible assets.


5.       Contingencies

         In July 2002, Kirlin Securities was notified by the NASD that it has made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999):
         (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising as a result of non-differentiating advertisements for securities of different issuers; (iii) charging of markups on the sale of the securities in excess of NASD policy; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations.

         Kirlin Securities has been offered the opportunity to file a submission with the NASD, if the matter is not otherwise resolved, indicating why an action should not be brought for some or all of the alleged violations. The Company cannot predict the outcome of the disciplinary action at this time if it were brought and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

         On January 4, 2001, International Assets Advisory Corporation ("IAAC"), initiated an arbitration proceeding before the NASD against Kirlin Securities, GMST World Markets, Princeton Securities, Gerard A. Mastrianni, Stephen Joseph Taormina, (two officers of GMST World Markets), David O. Lindner, and Anthony J. Kirincic (two officers of Kirlin Securities and of the Company) (collectively the "Respondents"). IAAC alleges that Kirlin Securities and Princeton Securities participated in a conspiracy, along with the other Respondents, to raid IAAC employees, engage in unfair competition, misappropriate IAAC's trade secrets, induce IAAC employees to breach a fiduciary duty purportedly owed to IAAC, interfere with IAAC business relationships and convert assets of IAAC. IAAC is seeking an unspecified amount of damages. Kirlin Securities and Princeton Securities have filed an answer with the NASD vigorously denying the allegations contained in IAAC's statement of claim. On December 10, 2001, Kirlin and Princeton (together with respondents Lindner and Kirincic) filed a motion to dismiss IAAC's Statement of Claim. This motion was denied in March 2002. The hearing on this matter is presently scheduled for November 2002. The Company is being indemnified with respect to this matter by GMST and its principal stockholders. While the Company cannot predict the outcome of the arbitration at this time, it is the opinion of management that the resolution of this claim will not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements

         When used in this Form 10-Q and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in Form 10-K for the year ended December 31, 2001. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements


Critical Accounting Policies

         An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2001 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We focus your attention on the following which provides a brief discussion of the more significant accounting policies and methods used by us:


                  Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.


                  Valuation of Investments. The major portion of the Company's securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned are stock warrants and investments in privately held companies not readily marketable, which have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions and merchant banking income. The liquidation of the Company's position could result in substantial differences from the market and fair value prices used in the financial statements.


                  Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, which would result in additional income tax expense.

                  Impairment of Goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which requires the Company to analyze goodwill on a periodic basis. No impairment charges related to goodwill have been recorded in connection with the adoption of this accounting standard. If the assumptions used in analyzing goodwill for impairment at January 1, 2002 change in the future, the Company may be required to record an impairment charge.


                  Clearing Agreements. The Company's retail oriented brokerage firm does not carry accounts for customers or perform custodial functions related to customers' securities. The Company's broker-dealer introduces all of its customer transactions, which are not reflected in the financial statements, to its clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, the clearing brokers provide the clearing and depository operations for the broker dealer's proprietary securities transactions. These activities may expose the Company to off-balance sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as the broker-dealer has agreed to indemnify the clearing brokers for any resulting losses. The Company will record a loss from a client transaction when information becomes available to management that allows it to estimate its impact on the Company's financial statements.


                  Market, Credit, and Liquidity Risk. The Company's investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in liquidity. Such market conditions could limit the Company's ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risks relates to the risk of fluctuating values based on market prices without action on our part. The Company's primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to the Company's inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks and risks associated with asset revaluation are increased because these risks for us are concentrated. The areas related to the above risks are valued based on listed market prices, where possible. If listed market prices are not available then these items are carried at fair value as determined by management, with related unrealized gains and losses recognized in the statement of operations. Actual results could differ from the values used in these financial statements.


                  Legal Proceedings. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements.

Results of Operations

         Principal transactions, net for the three and six-month periods ended June 30, 2002 decreased to $(50,221) and $(256,696), respectively, from the comparable periods in 2001. The decrease is primarily attributable to a change from principal business to commission business identified in the next paragraph as well as a decrease in the value of warrants the Company received in connection with its investment banking activities.

         Commissions for the three and six-month periods ended June 30, 2002 increased 81.2% and 76.5%, respectively, to $4,508,480 and $9,970,189 from the comparable periods in 2001. The increase is primarily attributable to a change from the amount of principal business to commission business the Company does, which reduced the Company's exposure to market risk. Commission business is comprised of equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission.

         Investment banking for the three and six-month periods ended June 30, 2002 was $563,329 and $906,311 as a result of fees the Company generated from acting as the underwriter for an initial public offering and as a placement agent related to a debt conversion.

         There was no merchant banking for the three and six-month periods ended June 30, 2002. This line item changes as a result of changes in the value of the underlying investments.

         Other income for the three and six-month periods ended June 30, 2002 increased 92.6% and 99%, respectively, to $577,576 and $1,260,510 from the comparable periods in 2001. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from its clearing broker, consulting income related to its investment banking area, and earnout payment income the Company is entitled to as a result of the sale of Company's majority interest in GMST World Markets, Inc. during December 2001.

         Increase in value attributable to subsidiaries for the three and six-month periods ended June 30, 2002 was $0 as compared to $113,413 and $453,378 from the comparable periods in 2001. This line item changes based on the value of the Company's investment in its subsidiaries. During the past quarter none of the Company's subsidiaries had any changes which affected this line item.

         Employee compensation and benefits for the three and six-month periods ended June 30, 2002 increased 0.1% and 3.9%, respectively, to $3,852,393 and $9,090,434 from the comparable periods in 2001. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the increase in commission structure for its registered representatives and branch managers which was initiated during September 2001, as well as the compensation costs directly related to the hiring of additional personnel following the acquisition of certain assets of a retail oriented brokerage firm during August 2001.

         Promotion and advertising for the three and six-month periods ended June 30, 2002 decreased 70.9% and 68.4%, respectively, to $107,209 and $202,584 from the comparable periods in 2001 primarily as a result of the Company's decrease in advertising expenditures related to Kirlin Securities' radio campaign and due to the expiration of VentureHighway's advertising commitment during December 2001. To a lesser extent this line item decreased due to the promotional expenses related to GMST, which was sold during December 2001.

         Clearance and execution charges for the three and six-month periods ended June 30, 2002 decreased 70.7% and 62.3%, respectively, to $134,029 and $301,422 from the comparable periods in 2001 primarily as a result of the change in clearing brokers during October 2001 which resulted in reduced fees.

         Occupancy and communications costs for the three and six-month periods ended June 30, 2002 decreased 24.1% and 17.9%, respectively, to $978,293 and $2,093,192 from the comparable periods in 2001. This decrease is primarily a result of the elimination of these costs directly related to VentureHighway which is in the process of being dissolved and the sale of the Company's majority interest in GMST during December 2001.

         Professional fees for the three and six-month periods ended June 30, 2002 increased 7.4% and decreased 26%, respectively, to $356,824 and $486,499 from the comparable periods in 2001. The increase during the three-month period ended June 30, 2002 is reflective of a lawsuit initiated by the Company against former representatives as well as legal consultation related to customer arbitrations the Company has been named, which is being handled by outside counsel. The decrease during the six-month period ended June 30, 2002 is reflective of non-recurring legal fees as well as the shift of legal work being performed internally by the Company.

         Interest expense for the three and six-month periods ended June 30, 2002 decreased 203% and 106%, respectively, to $(21,147) and $(2,793) from the comparable periods in 2001. Interest expense decreased primarily due to the reversal of accrued interest related to Kirlin Securities' deferred commission plan due to certain representatives not being employed by the Company anymore. To a lesser extent interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

         Other expenses for the three and six-month periods ended June 30, 2002 increased 86.3% and 43.1%, respectively, to $743,940 and $1,244,148 from the comparable periods in 2001 as a result of general office expenses related to the to the acquisition of certain assets of a retail oriented brokerage firm during August 2001 which resulted in an increase in the number of branch offices operated by the Company, settlement of customer arbitrations, and amortization expenses related to the intangible assets in connection to the acquisition of two retail oriented brokerage firms in prior years.

         Income tax benefit for the three and six-month periods ended June 30, 2002 were $213,440 and $537,230, respectively, which is reflective of the benefit the Company is entitled to based on its operations during the past quarter.

         Net loss of $338,937 and $997,942 for the three and six-month periods ended June 30, 2002 compares to net loss of $903,609 and $1,673,769 for the three and six-month periods ended June 30, 2001. This resulted primarily from the change in revenues and expenses discussed above.

Liquidity and Capital Resources

         At June 30, 2002, approximately 38% of the Company's assets were comprised of cash and highly liquid securities.

         Cash and cash equivalents amounted to $4,294,389 at June 30, 2002 as compared to $972,086 at December 31, 2001. This increase is reflective of the movement of cash from the Company's trading accounts, which were accounted for in the "Due from Clearing Brokers" line item, to other financial institutions. Additionally, this line item is reflective of the $2,500,000 subordinated loan Kirlin Securities received from its clearing broker during March 2002.

         Due from Clearing Brokers amounted to $2,314,032 at June 30, 2002 as compared to $3,119,154 at December 31, 2001. This 25.8% decrease is primarily attributable to the movement of cash out of the Company's trading accounts as discussed in the previous paragraph.

         Securities owned at June 30, 2002 were $1,994,772 as compared to $2,345,632 at December 31, 2001. This 15% decrease is primarily attributable to the decrease in the value of positions held in relation to its merchant banking and investment banking activities.

         Furniture, Fixtures and Leasehold improvements, net, at June 30, 2002, decreased to $826,014 as compared to $1,084,821 at December 31, 2001. This 23.9% decrease primarily results from the depreciation of fixed assets during the past quarter.

         Income taxes receivable at June 30, 2002 amounted to $1,213,881 and is reflective of the receivable the Company is expecting from its carryback tax return filed in relation to the year ended December 31, 2001.

         Deferred tax asset at June 30, 2002 amounted to $2,737,993 as compared to $3,457,855 at December 31, 2001. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the six-month period ended June 30, 2002, net unrealized depreciation in the value of certain security positions in the Company's merchant banking portfolio and investment accounts, and temporary differences related to taxable loans utilized for recruiting.

         Intangible assets, net at June 30, 2002 amounted to $1,304,167 as compared to $775,000 at December 31, 2001. This 68.3% increase primarily results from certain assets related to the acquisition of Princeton Securities previously reflected as goodwill now being reflected as intangible assets offset by the amortization of these intangible assets as well as the intangible assets related to certain assets acquired during August 2001 under an agreement with M.S. Farrell & Co., a retail-oriented brokerage and investment banking firm. This change is reflective of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. The Company continues to pay additional purchase payments for Princeton Securities, which will increase the value of this line.

         Goodwill, net at June 30, 2002 amounted to $836,747 as compared to $1,395,417 at December 31, 2001. This 40% decrease primarily relates to the change in intangible assets identified in the previous paragraph.

         Other assets increased by 65.5% to $2,855,104 at June 30, 2002, from $1,724,991 at December 31, 2001. The change in other assets is primarily attributable to the Investment Banking fees of approximately $1,000,000 the Company was owed at June 30, 2002 relating to the underwriting of an initial public offering at the end of the second quarter, unit investment trust commissions owed to the Company, and consulting income generated by the Company's investment banking area offset by a decrease in outstanding loans. To a lesser extent the change in other assets is reflective of the decrease in prepaid restricted stock, the reduction of prepaid operating expenses, and the receipt of the 2001 earnout payment the Company is entitled to as result of its sale of its majority interest in GMST during December 2001.

         Securities sold short amounted to $2,364,961 at June 30, 2002 as compared to $224,371 at December 31, 2001. The increase is reflective of the over allotment of shares and warrants related to the initial public offering which took place at the end of the second quarter. The underwriting agreement allowed the Company to oversell the offering with the ability to cover this over allotment by the prices offered in the initial public offering. The Company covered this over allotment in the subsequent month. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $2,162,637 at June 30, 2002 as compared to $2,113,287 at December 31, 2001, a 2.3% increase. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of the current quarter as compared to 2001.

         Accounts payable and accrued expenses at June 30, 2002 were $1,807,806 as compared to $1,767,105 at December 31, 2001. This 2.3% increase is attributable to payables related to the Company's general business.

         Subordinated liabilities amounted to $2,500,000 at June 30, 2002. This line item did not exist at December 31, 2001. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan. Pursuant to the provisions of the loan agreement, principal payments due under the loan are basically offset by an amount equal to 50% of the clearing fees and other items that Kirlin is obligated to pay to the clearing broker under the clearing agreement, over a three-year period ending on February 28, 2005.

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

         In July 2002, Kirlin Securities was notified by the NASD that it has made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising as a result of non-differentiating advertisements for securities of different issuers; (iii) charging of markups on the sale of the securities in excess of NASD policy; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations.

         Kirlin Securities has been offered the opportunity to file a submission with the NASD, if the matter is not otherwise resolved, indicating why an action should not be brought for some or all of the alleged violations. The Company cannot predict the outcome of the disciplinary action at this time if it were brought and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

         On January 4, 2001, International Assets Advisory Corporation ("IAAC"), initiated an arbitration proceeding before the NASD against Kirlin Securities, GMST World Markets, Princeton Securities, Gerard A. Mastrianni, Stephen Joseph Taormina, (two officers of GMST World Markets), David O. Lindner, and Anthony J. Kirincic (two officers of Kirlin Securities and of the Company) (collectively the "Respondents"). IAAC alleges that Kirlin Securities and Princeton Securities participated in a conspiracy, along with the other Respondents, to raid IAAC employees, engage in unfair competition, misappropriate IAAC's trade secrets, induce IAAC employees to breach a fiduciary duty purportedly owed to IAAC, interfere with IAAC business relationships and convert assets of IAAC. IAAC is seeking an unspecified amount of damages. Kirlin Securities and Princeton Securities have filed an answer with the NASD vigorously denying the allegations contained in IAAC's statement of claim. On December 10, 2001, Kirlin and Princeton (together with respondents Lindner and Kirincic) filed a motion to dismiss IAAC's Statement of Claim. This motion was denied in March 2002. The hearing on this matter is presently scheduled for November 2002. The Company is being indemnified with respect to this matter by GMST and its principal stockholders. While the Company cannot predict the outcome of the arbitration at this time, it is the opinion of management that the resolution of this claim will not have a material adverse effect on the consolidated financial condition of the Company.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future.

PART II: OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

                  In July 2002, Kirlin Securities was notified by the NASD that it has made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising as a result of non-differentiating advertisements for securities of different issuers; (iii) charging of markups on the sale of the securities in excess of NASD policy; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations.

                  Kirlin Securities has been offered the opportunity to file a submission with the NASD, if the matter is not otherwise resolved, indicating why an action should not be brought for some or all of the alleged violations. The Company cannot predict the outcome of the disciplinary action at this time if it were brought and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.


ITEM 2:           SALES OF UNREGISTERED SECURITIES


----------------- ---------------- --------------- ------------------------- --------------------- ----------------------
                                                   Consideration Received
                                                   and Description of                              If Option, Warrant
                                                   Underwriting or Other                           or Convertible
                                                   Discounts to Market                             Security, Terms of
                  Title of         Number Sold     Price Afforded to         Exemption from        Exercise or
  Date of Sale    Security         or forfeited    Purchasers                Registration Claimed  Conversions
----------------- ---------------- --------------- ------------------------- --------------------- ----------------------

     4/1/02       Options to           75,962      Options granted under             4(2)          Fully exercisable
                  purchase                         1994 Stock Plan - no                            upon grant for a
                  Common Stock                     cash consideration                              period of 10 years
                                                   received by the Company.                        from date of grant,
                                                                                                   at an exercise price
                                                                                                   of $0.7983 per share.


     4/1/02       Options to           25,000      Options granted under             4(2)          Fully exercisable
                  purchase                         1994 Stock Plan to                              upon grant for a
                  Common Stock                     consultant - no cash                            period of 5 years
                                                   consideration received                          from date of grant,
                                                   by the Company.                                 at an exercise price
                                                                                                   of $0.94 per share.


     4/1/02       Options to           53,559      Options granted under            4(2)           Fully exercisable
                  purchase                         1994 Stock Plan - no                            commencing 4/1/05
                  Common Stock                     cash consideration                              until 10 years from
                                                   received by the Company.                        date of grant, at an
                                                                                                   exercise price of
                                                                                                   $0.9496 per share.

    6/28/02       Options to           30,000      Options granted under             4(2)          Fully exercisable
                  purchase                         1994 Stock Plan to                              upon grant for a
                  Common Stock                     directors - no cash                             period of 10 years
                                                   consideration received                          from date of grant,
                                                   by the Company.                                 at an exercise price
                                                                                                   of $0.76 per share.


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on June 28, 2002. At the meeting the directors nominated for election, David O. Lindner and Edward J. Casey, were each re-elected to a three year term expiring in 2005 with 10,189,895 and 10,194,665 shares, respectively, voted in favor of their election and 49,473 and 44,703 shares, respectively, withheld authority to vote. The term of office of Harold Paul and Martin Schacker will expire at the Annual Meeting of Stockholders held in 2003 and the terms of office of Anthony J. Kirincic and John Milcetich will expire at the Annual Meeting of Stockholders held in 2004.


ITEM 5:           OTHER INFORMATION

                  On July 30, 2002, the Company was advised by Nasdaq that the closing bid price for the Company's Common Stock was less than $1.00 for 30 consecutive business days and the Common Stock was subject to delisting from the Nasdaq National Market if the closing bid price did not reach $1.00 for ten consecutive business days by October, 28, 2002. The Company intends to take one or more actions to maintain listing on Nasdaq, including exercising its ability to phase down to the Nasdaq SmallCap Market, which provides the Company with lengthier core periods in which to regain compliance with the $1.00 minimum bid price requirement. (The SmallCap Market would extend the Company's time to regain the $1.00 minimum bid price requirement until January 27, 2003 and the Company could also seek an additional 180 day grace period on the SmallCap Market.) If the Company were to phase down to the SmallCap Market, the Company could regain listing on the National Market provided it meets certain conditions by July 25, 2003.

         On August 8, 2002, the Company was reminded by Nasdaq that, effective November 1, 2002, one of the minimum standards to maintain listing on the Nasdaq National Market will be changed from a $4 million minimum net tangible assets standard to a $10 million minimum stockholders' equity standard. As indicated in this report, at June 30, the Company met the existing standard, but would not have met the new standard. Unless the Company has a minimum stockholders' equity of at least $10 million after November 1, 2002, the Company will need to phase down to the Nasdaq SmallCap market, which has a lower $2.5 million stockholders' equity standard.


ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.24.2           Schedule of Omitted Documents in the Form of
                                    Exhibit 10.24, including material detail in which such document differs from Exhibit 10.24.

                  10.25.2           Schedule of Omitted Documents in the Form of
                                    Exhibit 10.25, including material detail in which such document differs from Exhibit 10.25.


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


                              Kirlin Holding Corp.
                              --------------------
                              (Registrant)



Dated:   August 14, 2002      By:   /s/ Anthony J. Kirincic
                                 --------------------------
                                 Anthony J. Kirincic
                                 President



Dated:   August 14, 2002      By:   /s/ Barry E. Shapiro
                                 --------------------------
                                 Barry E. Shapiro
                                 Chief Financial Officer
                                 (and principal accounting officer)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kirlin Holding Corp. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:   August 14, 2002         /s/ David O. Lindner
                                 --------------------------
                                 David O. Lindner
                                 Chief Executive Officer


Dated:   August 14, 2002         /s/ Barry E. Shapiro
                                 --------------------------
                                 Barry E. Shapiro
                                 Chief Financial Officer