Form 10-Q
period 2002-09-30
KIRLIN HOLDING CORP
filed 2002-11-14
CIK 930797

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of
---- 1934

For the quarterly period ended September 30, 2002
                               ------------------


----- Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from                    to
                               ------------------    ------------------

Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                               11-3229358
--------------------------------                ---------------
(State or Other Jurisdiction of                (I.R.S.Employer
Incorporation or Organization)                 Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
               --------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At November 8, 2002, Issuer had outstanding 14,962,308 shares of Common Stock, par value $.0001 per share.

PART 1:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES


Consolidated Statements of Financial Condition



                                                                                       September 30,        December 31,
                                                                                            2002                2001
                                                                                      -----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                             $      3,728,163    $         972,086
Due from Clearing Broker                                                                     1,964,199            3,119,154
Securities Owned:
   U.S. government and agency obligations, at market value                                     157,038              161,376
   State and municipal obligations, at market value                                            311,830            1,161,195
   Corporate bonds and other securities, at market value                                       628,528              415,812
   Nonmarketable securities, at fair value                                                      56,084              607,249
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $2,811,844 and $2,331,207, respectively                                    697,652            1,084,821
Deferred Tax Assets, net of valuation allowance of $711,258 and $0, respectively             2,971,361            3,457,855
Intangible Assets, net of accumulated amortization of $0 and $75,000,
    respectively                                                                               200,000              775,000
Goodwill                                                                                       120,000            1,395,417
Other Assets                                                                                 2,588,492            1,724,991
                                                                                      -----------------   ------------------

               Total assets                                                           $     13,423,347    $      14,874,956
                                                                                      =================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $        291,414    $         224,371
   Accrued compensation                                                                      1,882,279            2,113,287
   Accounts payable and accrued expenses                                                     2,494,638            1,767,104
                                                                                      -----------------   ------------------

               Total liabilities                                                             4,668,331            4,104,762
                                                                                      -----------------   ------------------

   Subordinated liabilities                                                                  2,500,000             -
                                                                                      -----------------   ------------------

   Minority Interest in Subsidiary                                                             109,883             -
                                                                                      -----------------   ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 40,000,000 shares, issued and
      outstanding 14,675,433 and 14,902,488 shares, respectively                                 1,467                1,490
   Additional paid-in capital                                                               16,315,393           16,635,220
   Unearned Stock Compensation                                                               (321,268)            (294,433)
   Accumulated deficit                                                                     (9,850,459)          (5,572,083)
                                                                                      -----------------   ------------------

               Total stockholders' equity                                                    6,145,133           10,770,194
                                                                                      -----------------   ------------------

               Total liabilities and stockholders'  equity                            $     13,423,347    $      14,874,956
                                                                                      =================   ==================

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations




                                                                  Three-Months Ended                 Nine-Months Ended
                                                                     September 30,                      September 30,
                                                           ----------------------------------  --------------------------------
                                                                2002               2001             2002            2001
                                                           ----------------  ----------------  --------------- ----------------
                                                                       (Unaudited)                      (Unaudited)
Revenues:
   Principal transactions, net                             $        94,077   $     1,284,177  $     (162,619)  $     6,014,646
   Commissions                                                   4,341,393         2,169,794       14,311,582        7,819,543
   Merchant Banking                                               (37,996)            93,605         (37,998)          180,152
   Investment Banking                                               68,676            40,749          974,989           40,749
   Other income                                                    536,230           278,923        1,796,740          912,505
   Increase in value attributable to subsidiaries                     -               62,617            -              515,995
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 5,002,380         3,929,865       16,882,694       15,483,590
                                                           ----------------  ---------------- ---------------- ----------------
Expenses:
   Employee compensation and benefits                            3,833,110         3,540,950       12,923,544       12,292,350
   Promotion and advertising                                        87,007           258,026          289,591          898,113
   Clearance and execution charges                                 164,173           332,918          465,595        1,132,318
   Occupancy and communications                                    998,841         1,197,126        3,092,033        3,746,480
   Impairment of intangible assets and goodwill                  1,774,995             -            1,774,995            -
   Professional fees                                               348,795           317,932          835,294          975,064
   Interest                                                         14,724            21,848           11,931           65,332
   Other                                                         1,261,253           410,626        2,505,402        1,280,162
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 8,482,898         6,079,426       21,898,385       20,389,819
                                                           ----------------  ---------------- ---------------- ----------------

   Loss before income tax benefit and minority interest
       in loss of subsidiaries                                 (3,480,518)       (2,149,561)      (5,015,691)      (4,906,229)

Income tax benefit                                                 309,968           738,399          847,198        1,527,240
                                                           ----------------  ---------------- ---------------- ----------------

   Loss before minority interest in loss of subsidiaries       (3,170,550)       (1,411,162)      (4,168,493)      (3,378,989)

Minority interest in (income) loss of subsidiaries               (109,883)           215,760        (109,883)          509,817
                                                           ----------------  ---------------- ---------------- ----------------

   Net loss                                                $   (3,280,433)   $   (1,195,402)  $   (4,278,376)  $   (2,869,172)
                                                           ================  ================ ================ ================

Basic loss per common share                                $        (0.22)   $        (0.09)   $       (0.28)  $        (0.22)
                                                           ================  ================ ================ ================

Diluted loss per common share                              $        (0.22)   $        (0.09)   $       (0.28)  $        (0.22)
                                                           ================  ================ ================ ================

See Notes to Consolidated Financial Statements
                                                                               3

KIRLIN HOLDING CORP. and SUBSIDIARIES


Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 2002
(Unaudited)




                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock         Accumulated
                             Shares        Par Value        Capital       Compensation        Deficit          Total
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2002           14,902,488   $      1,490    $ 16,635,220   $    (294,433)      (5,572,083)   $  10,770,194

Stock issuances               1,000,385            100         917,110         (45,418)           -              871,792

Stock forfeitures             (346,131)           (35)       (443,627)           18,583           -            (425,079)

Repurchases and
   retirement of stock        (881,309)           (88)       (793,310)           -                -            (793,398)

Net loss                         -               -              -                -           (4,278,376)     (4,278,376)
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   September 30, 2002        14,675,433   $      1,467    $ 16,315,393   $    (321,268)    $ (9,850,459)   $   6,145,133
                          ==============  =============   =============  ===============   ==============  ==============



See Notes to Consolidated Financial Statements
                                                                               4

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                           2002                2001
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net loss                                                                         $    (4,278,376)     $  (2,869,172)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                        480,637            538,239
         Amortization                                                                        186,126            135,567
         Deferred income taxes                                                               486,494          (898,784)
         Investment by minority shareholders                                                 -                  425,118
         Minority interest in loss of subsidiaries                                           109,883          (509,817)
         Noncash compensation                                                                446,713            464,261
         Impairment of intangible assets and goodwill                                      1,774,995            -
         Loss on disposal of fixed assets                                                    -                  104,846
         Decrease in receivable from clearing brokers                                      1,154,955          1,445,907
         Decrease in securities owned, at market value                                       640,988            169,802
         Decrease in nonmarketable securities                                                551,164            634,629
         (Increase) decrease in other assets                                               (863,501)          1,921,361
         Increase (decrease) in securities sold, not yet purchased, at market value           67,043           (61,674)
         (Decrease) in accrued compensation                                                (231,008)          (720,039)
         Increase in accounts payable and accrued expenses                                   727,534            132,434
                                                                                    -------------------  -----------------

               Total adjustments                                                           5,532,023          3,781,850
                                                                                    -------------------  -----------------

               Net cash provided by operating activities                                   1,253,647            912,678
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                               (93,468)          (258,841)
   Acquisition of other businesses, net of cash                                            (110,704)          (167,964)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                       (204,172)          (426,805)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Subordinated liabilities                                                                2,500,000            600,000
   Repurchases of stock                                                                    (793,398)            -
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                   1,706,602            600,000
                                                                                    -------------------  -----------------

Net increase in cash and cash equivalents                                                  2,756,077          1,085,873

Cash and cash equivalents, beginning of period                                               972,086            579,652
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $      3,728,163     $    1,665,525
                                                                                    ===================  =================

Supplemental disclosures of consolidated cashflow information:
   Interest paid                                                                    $          4,954     $       19,917
   Income taxes paid                                                                $         17,413     $       22,145

Supplemental disclosures of noncash investing and financing activities:
   Issue of warrant for acquisition                                                 $        -           $    1,356,000
   Common stock awards, net of forfeitures                                          $        446,713     $      464,261


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

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.



2.   Income Taxes

     The Company files consolidated federal income tax returns and separate Company state income tax returns. VentureHighway files federal income tax returns on a stand-alone basis.


3.   Earnings Per Share

     The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and nine-month periods ended September 30, 2002 and 2001, potential common shares have not been included in the computation of diluted EPS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

     since the effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                                       Loss              Shares          Per-Share
                                                                   (Numerator)        (Denominator)        Amount
                                                                 -----------------    --------------     -----------

                      Three months ended September 30, 2002:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (3,280,433)        14,910,300      $   (0.22)
                                                                 ================    ===============     ===========

                      Three months ended September 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (1,195,402)        13,273,386      $   (0.09)
                                                                 =================    ==============     ===========


                      Nine months ended September 30, 2002:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (4,278,376)        15,016,998      $   (0.28)
                                                                 =================    ==============     ===========
                      Nine months ended September 30, 2001:

                               Basic and diluted EPS:

                                   Loss available to
                                     common stockholders          $   (2,869,172)        13,137,259      $   (0.22)
                                                                 =================    ==============     ===========



4.   Goodwill

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles as of January 1, 2002. Accordingly, goodwill is no longer amortized. Instead it will be tested for impairment at least annually. As a result of the adoption, approximately $560,000 was re-classified from goodwill to intangible assets, which will continue to be amortized. During the three-month period ended September 30, 2002 the Company performed a test for impairment which resulted in the

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


     write-off of intangible assets and goodwill amounts of approximately $1.8 million related to the acquisition of two retail oriented brokerage firms in prior years. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post- and pre-acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions. Amortization expense on goodwill during the three and nine-month periods ended September 30, 2001 amounted to $14,497 and $135,567, respectively. Had such expense not been recorded the Company's results of operations and loss per common share would have been as follows:



                                                          Three Months Ended        Nine Months Ended
                                                          September 30, 2001        September 30, 2001
                                                         ----------------------   -----------------------
                  Reported net loss                      $         (1,195,402)     $         (2,869,172)
                      Add back: Goodwill
                      amortization                                      14,497                   135,567
                                                         ----------------------   -----------------------

                           Adjusted net loss             $         (1,180,905)     $         (2,733,605)
                                                         ======================   =======================


                  Basic and diluted loss per common
                  share
                      Reported net loss                  $              (0.09)     $              (0.22)
                           Add back: Goodwill
                           amortization                                   0.00                      0.01
                                                         ----------------------   -----------------------

                                Adjusted net loss        $              (0.09)     $              (0.21)
                                                         ======================   =======================



     During the nine-months ended September 30, 2002, the Company made payments of contingent consideration of approximately $118,000 under the terms of the acquisition of Princeton.


5.   Contingencies

     In July 2002, Kirlin Securities was notified by the NASD that it had made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising as a result of non-differentiating advertisements for securities of different issuers;
     (iii) charging of markups on the sale of the securities in excess of NASD policy; (iv) failure to maintain inventory sheets as distributed to certain

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


     employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations.

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

     In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements. The Company's review of existing claims, arbitrations, and unpaid settlements at September 30, 2002 resulted in an accrued liability of $667,500.


6.   Subsequent Events

     On January 4, 2001, International Assets Advisory Corporation ("IAAC"), initiated an arbitration proceeding before the NASD against Kirlin Securities, GMST World Markets, Princeton Securities, Gerard A. Mastrianni, Stephen Joseph Taormina, (two officers of GMST World Markets), David O. Lindner, and Anthony J. Kirincic (two officers of Kirlin Securities and of the Company) (collectively the "Respondents"). IAAC alleged that Kirlin Securities and Princeton Securities participated in a conspiracy, along with the other Respondents, to raid IAAC employees, engage in unfair competition, misappropriate IAAC's trade secrets, induce IAAC employees to breach a fiduciary duty purportedly owed to IAAC, interfere with IAAC business relationships and convert assets of IAAC. IAAC sought an unspecified amount of damages. Kirlin Securities and Princeton Securities filed an answer with the NASD vigorously denying the allegations contained in IAAC's statement of claim. On December 10, 2001, Kirlin and Princeton (together with respondents Lindner and Kirincic) filed a motion to dismiss IAAC's Statement of Claim. This motion was denied in March 2002.

     During October 2002 the Company settled this matter with IAAC and agreed to pay and did pay IAAC $200,000. The Company was being indemnified with respect to this matter by GMST and its principal stockholders. This settlement had no effect on the Company's financial statements.

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


          Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, which would result in additional income tax expense. During the year the Company recorded a valuation allowance related to 50% of its tax effected net operating loss carryforward amounts.


          Impairment of Goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which requires the Company to analyze goodwill on a periodic basis. If the assumptions used in analyzing goodwill for impairment at January 1, 2002 change in the future, the

          Company may be required to record an impairment charge. During the three-month period ended September 30, 2002 the Company performed a test for impairment which resulted in the write-off of intangible asset and goodwill amounts of approximately $1.8 million related to the acquisition of two retail oriented brokerage firms in prior years. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post- and pre-acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions.


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


          Legal Proceedings. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements. The Company's review of existing claims, arbitrations, and unpaid settlements at September 30, 2002 resulted in an accrued liability of $667,500.


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



Results of Operations

     Principal transactions, net for the three and nine-month periods ended September 30, 2002 decreased to $94,077 and $(162,619), respectively, from the comparable periods in 2001. The decrease is primarily attributable to a change from principal business to commission business identified in the next paragraph as well as a decrease in the value of warrants the Company received in connection with its investment banking activities.

     Commissions for the three and nine-month periods ended September 30, 2002 increased 100% and 83%, respectively, to $4,341,393 and $14,311,582 from the comparable periods in 2001. The increase is primarily attributable to a change from the amount of principal business to commission business the Company does, which reduced the Company's exposure to market risk. Commission business is comprised of equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. The change is also reflective of the increase in commissions resulting from the addition of registered representatives which arose from the acquisition of certain assets of M.S. Farrell & Co. during August 2001.

     Merchant banking for the three-month period ended September 30, 2002 was $(37,996) as a result of the write-down of one of the Company's investments.

     Investment banking for the three and nine-month periods ended September 30, 2002 was $68,676 and $974,989 as a result of fees the Company generated from acting as the underwriter for an initial public offering and as a placement agent related to a debt conversion and two private placements.

     Other income for the three and nine-month periods ended September 30, 2002 increased 92.3% and 96.9%, respectively, to $536,230 and $1,796,740 from the comparable periods in 2001. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from its clearing broker, consulting income related to its investment banking area, and earnout payment income the Company is entitled to as a result of the sale of the Company's majority interest in GMST World Markets, Inc. during December 2001.

     Increase in value attributable to subsidiaries for the three and nine-month periods ended September 30, 2002 was $0 as compared to $62,617 and $515,995 from the comparable periods in 2001. This line item changes based on the value of the Company's investment in its subsidiaries. During the three and nine-month periods ended September 30, 2002 none of the Company's subsidiaries had any changes which affected this line item.

     Employee compensation and benefits for the three and nine-month periods ended September 30, 2002 increased 8.3% and 5.1%, respectively, to $3,833,110 and $12,923,544 from the comparable periods in 2001. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the increase in commission structure for its registered representatives and branch managers which was initiated during September 2001, as well as the compensation costs directly related to the hiring of additional personnel following the acquisition of certain assets of a retail oriented brokerage firm during August 2001.

     Promotion and advertising for the three and nine-month periods ended September 30, 2002 decreased 66.3% and 67.8%, respectively, to $87,007 and $289,591 from the comparable periods in 2001 primarily as a result of the Company's decrease in advertising expenditures related to Kirlin Securities' radio campaign and due to the expiration of VentureHighway's advertising commitment during December 2001. To a lesser extent this line item decreased due to the promotional expenses related to GMST, which was sold during December 2001. The Company expects to increase its expenditures for promotion and advertising in future periods.

     Clearance and execution charges for the three and nine-month periods ended September 30, 2002 decreased 50.7% and 58.9%, respectively, to $164,173 and $465,595 from the comparable periods in 2001 primarily as a result of the change in clearing brokers during October 2001 which resulted in reduced fees.

     Occupancy and communications costs for the three and nine-month periods ended September 30, 2002 decreased 16.6% and 17.5%, respectively, to $998,841 and $3,092,033 from the comparable periods in 2001. This decrease is primarily a result of the elimination of these costs directly related to VentureHighway which is in the process of being dissolved and the sale of the Company's majority interest in GMST during December 2001 offset by the increase in occupancy and communications costs as a result of the prior year acquisition of certain assets and the assumption of liabilities under real estate and equipment leases of M.S. Farrell & Co.

     Impairment of intangible assets and goodwill for the three and nine-month periods ended September 30, 2002 amounted to $1,774,995 and is a result of the write-off of intangible assets and goodwill amounts related to the acquisitions of Princeton Securities Corporation and M.S. Farrell & Co. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post and pre acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions.

     Professional fees for the three and nine-month periods ended September 30, 2002 increased 9.7% and decreased 14.3%, respectively, to $348,795 and $835,294 from the comparable periods in 2001. The increase during the three-month period ended September 30, 2002 is reflective of a lawsuit initiated by the Company against former representatives as well as legal consultation related to customer arbitrations against the Company and regulatory matters related to potential violations of NASD Conduct Rules and/or Federal securities laws, which is being handled by outside counsel. The decrease during the nine-month period ended September 30, 2002 is reflective of non-recurring legal fees in the prior period, as well as the shift toward more legal work being performed internally by the Company.

     Interest expense for the three and nine-month periods ended September 30, 2002 decreased 32.6% and 81.7%, respectively, to $14,724 and $11,931 from the comparable periods in 2001. Interest expense decreased primarily due to the reversal of accrued interest related to Kirlin Securities' deferred commission plan due to the termination of employment of certain registered representatives. To a lesser extent interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at clearing brokers and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses for the three and nine-month periods ended September 30, 2002 increased 207% and 95.7%, respectively, to $1,261,253 and $2,505,402 from the comparable periods in 2001 primarily a result of the settlement of and accrual for customer arbitrations, as well as a result of general office expenses related to the acquisition of certain assets of a retail oriented brokerage firm during August 2001 which resulted in an increase in the number of branch offices operated by the Company.

     Income tax benefit for the three and nine-month periods ended September 30, 2002 were $309,968 and $847,198, respectively, which is reflective of the benefit the Company is entitled to based on its operations during the past year, net of the valuation allowance related to 50% of the Company's tax effected net operating loss carryforward amounts.

     Net loss of $3,280,433 and $4,278,376 for the three and nine-month periods ended September 30, 2002 compares to net loss of $1,195,402 and $2,869,172 for the three and nine-month periods ended September 30, 2001. This resulted primarily from the change in revenues and expenses discussed above.


Liquidity and Capital Resources

     At September 30, 2002, approximately 51% of the Company's assets were comprised of cash and highly liquid securities. This represents a percentage increase from the Company's position at December 31, 2001 and is primarily a result of the $2,500,000 subordinated loan Kirlin Securities received from its clearing broker during March 2002

     Cash and cash equivalents amounted to $3,728,163 at September 30, 2002 as compared to $972,086 at December 31, 2001. This increase is reflective of the movement of cash from the Company's trading accounts, which were accounted for in the "Due from Clearing Brokers" line item, to other financial institutions. Additionally, this line item is reflective of the $2,500,000 subordinated loan Kirlin Securities received from its clearing broker during March 2002.

     Due from Clearing Brokers amounted to $1,964,199 at September 30, 2002 as compared to $3,119,154 at December 31, 2001. This 37% decrease is primarily attributable to the movement of cash out of the Company's trading accounts as discussed in the previous paragraph.

     Securities owned at September 30, 2002 were $1,153,480 as compared to $2,345,632 at December 31, 2001. This 50.8% decrease is primarily attributable to the decrease in the value of positions held in relation to its merchant banking and investment banking activities and the decrease in state and municipal obligations securities held in inventory with respect to the Company's syndicate activities.

     Furniture, Fixtures and Leasehold improvements, net, at September 30, 2002, decreased to $697,652 as compared to $1,084,821 at December 31, 2001. This 35.7% decrease primarily results from the depreciation of fixed assets during the past quarter.

     Deferred tax asset at September 30, 2002 amounted to $2,971,361 as compared to $3,457,855 at December 31, 2001. The deferred tax asset is reflective of the income tax benefit resulting from the net operating loss which arose during the nine-month period ended September 30, 2002, net unrealized depreciation in the value of certain security positions in the Company's merchant banking portfolio and investment accounts, and temporary differences related to taxable loans utilized for recruiting. During the year the Company recorded a valuation allowance related to 50% of its tax effected net operating loss carryforward amounts.

     Intangible assets, net at September 30, 2002 amounted to $200,000 as compared to $775,000 at December 31, 2001, a 74.2% decrease. Goodwill, net at September 30, 2002 amounted to $120,000 as compared to $1,395,417 at December 31, 2001, a 91.4% decrease. The decreases in these line items are reflective of the write-off of certain intangible asset and goodwill amounts for approximately $1.8 million as previously discussed in the results of operations.

     Other assets increased by 50.1% to $2,588,492 at September 30, 2002, from $1,724,991 at December 31, 2001. The change in other assets is primarily attributable to the rebate the Company is due from its clearing broker which entitles it to receive a rebate of 50% of the clearing fees and other items that Kirlin is obligated to pay to the clearing broker under the clearing agreement. Payments required under the $2,500,000 three-year subordinated loan Kirlin Securities received during March 2002 will basically offset this rebate. The change is also reflective of commissions due the Company related to the sale of unit investment trusts, Investment Banking fees and commissions related to a private placement, and fees due the Company for facilitating the trading strategy of customers offset by a decrease in outstanding loans. To a lesser extent the change in other assets is reflective of the decrease in prepaid restricted stock and the reduction of prepaid operating expenses.

     Securities sold short amounted to $291,414 at September 30, 2002 as compared to $224,371 at December 31, 2001. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $1,882,279 at September 30, 2002 as compared to $2,113,287 at December 31, 2001, a 10.9% decrease. The revenues upon which commission income to registered representatives is based directly affect this line item, which was lower at the end of the current quarter as compared to 2001.

     Accounts payable and accrued expenses at September 30, 2002 were $2,494,638 as compared to $1,767,104 at December 31, 2001. This 41.2% increase is primarily attributable to the increase in the accrual related to customer arbitrations. To a lesser extent the change is reflective of an increase in payables related to the Company's general business.

     Subordinated liabilities amounted to $2,500,000 at September 30, 2002. This line item did not exist at December 31, 2001. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan. Pursuant to the provisions of the loan agreement, principal payments due under the loan are basically offset by an amount equal to 50% of the clearing fees and other items that Kirlin is obligated to pay to the clearing broker under the clearing agreement, over a three-year period ending on February 28, 2005.

     Minority interest in Subsidiaries was $109,883 at September 30, 2002 which is reflective of the investment by third parties in the voting stock of VentureHighway.

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

     In July 2002, Kirlin Securities was notified by the NASD that it had made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising as a result of non-differentiating advertisements for securities of different issuers; (iii) charging of markups on the sale of the securities in excess of NASD policy; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations. Kirlin Securities has been offered the opportunity to file a submission with the NASD, if the matter is not otherwise resolved, indicating why an action should not be brought for some or all of the alleged violations.

The Company cannot predict the outcome of the disciplinary action at this time if it were brought and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

     As discussed in Part II, Item 1, Legal Proceedings, In October 2002 the Company settled claims made against it by International Assets Advisory Corporation in an NASD arbitration. The Company is being indemnified with respect to this matter and this settlement had no effect on the Company's financial statements.

     The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company, however, is exploring the possibility of an equity financing to assist it in pursuing its plans for growth.



Consolidated Contractual Obligations and Lease Commitments

     The table below summarizes information about our consolidated contractual obligations as of September 30, 2002 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.



                                                                                                                   2006 and
                               Total            2002              2003             2004             2005          thereafter
                            ------------    -------------     -------------    --------------    ------------    --------------
Equipment Lease             $    323,105    $     69,046      $    168,073     $      51,906     $    22,614     $      11,466
  obligations
Office Lease obligations       2,866,725         332,702         1,306,761           837,293         309,486            80,483
Employment contract
  obligations                  5,878,083         437,750         1,751,000           921,000         755,000         2,013,333
                            ------------    -------------     -------------    --------------    ------------    --------------

                             $ 9,067,913     $   839,498       $ 3,225,834      $  1,810,199      $ 1,087,100     $  2,105,282
                            ============    =============     =============    ==============    ============    ==============





ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

ITEM 4.   CONTROLS AND PROCEDURES.

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     On January 4, 2001, International Assets Advisory Corporation ("IAAC"), initiated an arbitration proceeding before the NASD against Kirlin Securities, GMST World Markets, Princeton Securities, Gerard A. Mastrianni, Stephen Joseph Taormina, (two officers of GMST World Markets), David O. Lindner, and Anthony J. Kirincic (two officers of Kirlin Securities and of the Company) (collectively the "Respondents"). IAAC alleged that Kirlin Securities and Princeton Securities participated in a conspiracy, along with the other Respondents, to raid IAAC employees, engage in unfair competition, misappropriate IAAC's trade secrets, induce IAAC employees to breach a fiduciary duty purportedly owed to IAAC, interfere with IAAC business relationships and convert assets of IAAC. IAAC sought an unspecified amount of damages. Kirlin Securities and Princeton Securities have filed an answer with the NASD vigorously denying the allegations contained in IAAC's statement of claim. On December 10, 2001, Kirlin and Princeton (together with respondents Lindner and Kirincic) filed a motion to dismiss IAAC's Statement of Claim. This motion was denied in March 2002.

     During October 2002 the Company settled this matter with IAAC and agreed to pay and did pay IAAC $200,000. The Company was being indemnified with respect to this matter by GMST and its principal stockholders. This settlement had no effect on the Company's financial statements.


ITEM 2:   SALES OF UNREGISTERED SECURITIES


                                                   Consideration Received
                                                   and Description of
                                                   Underwriting or Other                           If Option, Warrant
                                                   Discounts to Market                             or Convertible
                  Title of         Number Sold     Price Afforded           Exemption from         Security, Terms of
Date of Sale      Security         or forfeited    to Purchasers            Registration Claimed   Exercise or Conversions
------------      ---------        ------------    --------------------     --------------------   -----------------------
  7/1/02          Options to           73,650      Options granted under             4(2)          Fully exercisable
                  purchase                         1994 Stock Plan - no                            upon grant for a
                  Common Stock                     cash consideration                              period of 10 years
                                                   received by the Company.                        from date of grant,
                                                                                                   at an exercise price
                                                                                                   of $0.82650 per
                                                                                                   share.


  7/1/02          Options to           41,173      Options granted under             4(2)          Fully exercisable
                  purchase                         1994 Stock Plan - no                            commencing 7/1/05
                  Common Stock                     cash consideration                              until 10 years from
                                                   received by the Company.                        date of grant, at an
                                                                                                   exercise price of
                                                                                                   $1.04 per share.



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

     In response to the above items the Company has applied to transfer its common stock to the Nasdaq SmallCap Market and anticipates the application will be approved and the transfer will occur in the near future. To assist the Company in achieving compliance with the minimum bid price requirement, the Company's Board of Directors has scheduled a stockholder's meeting at which the stockholders will be asked to authorize a reverse stock split of the Company's Common Stock of between one-for-two up to one-for-eight, at any time within 180 days after the meeting, with the timing and the exact ratio to be determined in the discretion of the Board of Directors. Although the Company's Board of Directors has not made a determination to implement the reverse stock split at this time, the Board took action to schedule the meeting so that the reverse stock split could be implemented in the future if it is deemed appropriate. The Company's Board of Directors also authorized an increase in the Company's previously authorized stock repurchase program from $1 million to $1.5 million.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a) None


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


                                  Kirlin Holding Corp.
                                  --------------------
                                  (Registrant)



Dated:   November 14, 2002        By:   /s/ Anthony J. Kirincic
                                     ----------------------------------------
                                            Anthony J. Kirincic
                                            President



Dated:   November 14, 2002        By:   /s/ Barry E. Shapiro
                                     ----------------------------------------
                                            Barry E. Shapiro
                                            Chief Financial Officer
                                            (and principal accounting officer)

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


Dated:   November 14, 2002                           /s/ David O. Lindner
                                                     ---------------------------
                                                         David O. Lindner
                                                         Chief Executive Officer


Dated:   November 14, 2002                           /s/ Barry E. Shapiro
                                                     ---------------------------
                                                         Barry E. Shapiro
                                                         Chief Financial Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED


I, David O. Lindner, certify that:

1.   I have reviewed this Quarterly report on Form 10-Q of Kirlin Holding Corp.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   November 14, 2002                           /s/ David O. Lindner
                                                     ---------------------------
                                                         David O. Lindner
                                                         Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Barry E. Shapiro, certify that:

1.   I have reviewed this Quarterly report on Form 10-Q of Kirlin Holding Corp.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   November 14, 2002                           /s/ Barry E. Shapiro
                                                     ---------------------------
                                                         Barry E. Shapiro
                                                         Chief Financial Officer