Form 10-K
period 2002-12-31
KIRLIN HOLDING CORP
filed 2003-03-31
CIK 930797

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

For the fiscal year ended         December 31, 2002
                          --------------------------------

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number 0-25336

                              KIRLIN HOLDING CORP.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      11-3229358
-------------------------------                -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 6901 Jericho Turnpike, Syosset, New York                        11791
--------------------------------------------                -----------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number:   (800) 899-9400
                                ----------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share


     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been\subject to such filing requirements for the past
90 days. Yes X   No
            ---     ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     Check if the Registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2).    Yes   X  No
             ---     ---

     The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to the registrant's proxy statement in connection with the 2003 Annual Meeting of Stockholders, which will be filed by the registrant within 120 days after the close of its fiscal year.

     As of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's Common Stock (based on its reported last sale price on the Nasdaq National Market) held by non-affiliates of the registrant was $8,357,456. At March 26, 2003, 1,877,809 shares of issuer's Common Stock were outstanding.

                                     PART I


ITEM 1.  BUSINESS.


General


     Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment and merchant banking through its wholly-owned operating subsidiary, Kirlin Securities, Inc. ("Kirlin Securities"). The Company was incorporated under the laws of the State of Delaware on July 28, 1994.

     Kirlin Securities commenced operations in 1988 and is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. Kirlin is a full service retail-oriented brokerage firm, specializing in the trading and sale of both equity and fixed income securities, including mutual funds. At March 21, 2003, Kirlin Securities maintained over 15,000 active customer accounts, which held over $700 million in assets. Kirlin Securities employs approximately 110 registered representatives. Kirlin Securities is licensed to conduct activities as a broker-dealer in Puerto Rico, the District of Columbia and in 49 states, and operates primarily from its headquarters in Syosset, New York, as well as six branch offices located in California, Florida, New Jersey and New York.

Brokerage Operations

     Commission Business

     The most significant portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The Company's commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. The Company has agreements with numerous mutual fund management companies pursuant to which the Company sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts which are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds. 86.3%, 58.1% and 55.8% of the Company's revenues for 2002, 2001 and 2000, respectively, were derived from commissions generated from its brokerage activities.

     Principal Transactions

     A smaller portion of the Company's revenues are derived from principal trading activities in equity and fixed income securities, including merchant banking investments. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current inter-dealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations.

     The Company also engages in proprietary trading, in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. As a result of structural changes in the Nasdaq marketplace (e.g., decimalization), in March 2002 the Company determined to cease its market-making activities in equity securities. (2.1)%, 33.4% and 42.7% of the Company's revenues for 2002, 2001 and 2000, respectively, were derived from principal trading activities.

     Investment and Merchant Banking

     Investment banking revenue is derived principally from underwriting fees, commissions and expense allowances, as well as the realization of gains from the exercise of warrants, received in connection with underwriting public offerings or acting as placement agent in private offerings. During the last three years, the Company's investment banking activities have consisted of acting as placement agent for three private placements and acting as underwriter in one initial public offering (Montana Mills Bread Co., Inc.) in 2002 and two private placements in 2001 (including the Company's own private placement). The Company also participates as a member of the underwriting syndicate and selling group member from time to time in unit trust and equity offerings.

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

     The Company was also engaged in money management activities through Greenleaf Management Corp., the manager of Greenleaf Capital Partners II, LLC, a private investment fund capitalized in June 1999 to invest in one or more selected companies and take advantage of investment opportunities that may arise. The investment period for this fund has expired and it is currently in the process of dissolution.

     Clearing Broker

     The Company does not hold any funds or securities of its customers, but instead utilizes, on a fully disclosed basis, the services of BNY Clearing Services LLC as its clearing broker. As a clearing broker, BNY Clearing processes securities transactions for Kirlin Securities and the accounts of its customers for which Kirlin Securities pays a fee. Pursuant to the terms of the agreement with its clearing broker, Kirlin Securities has agreed to indemnify and holds its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, Kirlin Securities would be obligated to indemnify the clearing broker for any resulting losses. Kirlin Securities has not experienced any material losses as a result of the failure of its customers to satisfy their obligations. Kirlin Securities has utilized the clearing services of BNY Clearing Services LLC since October 2001. Prior to that time, it used the services of Correspondent Services Corporation, a subsidiary of UBS PaineWebber Inc.

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

     As a registered broker-dealer, Kirlin Securities is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 2002, Kirlin Securities had total net capital of $1,363,016 or $1,113,016 in excess of its minimum net capital.

     Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Commission and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentages of the minimum net capital requirement (120%). Compliance with the net capital rule could limit those operations of the broker-dealer subsidiary that requires the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from the subsidiary, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

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

Personnel

     At March 26, 2003, the Company had approximately 140 full-time and 8 part-time employees, including approximately 110 registered representatives in its broker-dealer subsidiary. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company and its subsidiary, Kirlin Securities are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 18,600 square feet of office space at a base rent of approximately $314,000 per year with annual increases of 3.6%. The initial term of the lease expires in December 2004, with one option to renew for an additional three-year period. Kirlin Securities also operates the following branch offices:

                                               Approximate
                            Approximate          Annual
Office Location           Square Footage      Lease Rental       Expiration
--------------------     ----------------  ------------------- -----------------
400 Andrews Street             4,400             $62,000         June 2005
Rochester, New York

485 Route 1 South              5,300            $102,000         March 2004
Iselin, New Jersey

29 Emmons Drive                2,800             $38,000         August 2005
Princeton, New Jersey

42 Broad Street                2,900             $49,000         June 2003
Red Bank, New Jersey

2400 East Commercial Blvd.     4,400             $89,000         October 2006
Fort Lauderdale, Florida

612 Howard Street              8,400            $277,000         March 2004
San Francisco, California


     Kirlin Securities also leases approximately 4,500 square feet of office space in San Diego, California at an approximate annual lease rental of $140,000 for a term expiring in January 2004 and approximately 4,500 square feet of office space in New York City at an approximate annual lease rental of $192,000 for a term expiring on October 2005.

ITEM 3.  LEGAL PROCEEDINGS.

     In July 2002, Kirlin Securities was notified by the NASD that it had made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin Securities that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising relating to these securities; (iii) charging of markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of securities laws allegedly in the amount of approximately $44,000; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations. In March 2003 the NASD initiated this disciplinary action against Kirlin Securities and two employees seeking the imposition of sanctions, restitution and costs. The Company cannot predict the outcome of the disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

     The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers and former employees. It is the opinion of management, based upon its evaluation of each of these matters and the reserves established by the Company, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a Special Meeting of Stockholders on December 18, 2002. At the meeting the stockholders authorized an amendment to the Company's Certificate of Incorporation to implement a reverse stock split of the Company's Common Stock of between one-for-two up to one-for-eight, at any time within 180 days after stockholder approval, with the exact timing and ratio to be determined in the sole discretion of the Board of Directors. 9,126,958 shares voted in favor of the proposal, 143,982 shares were voted against the proposal, 17,983 shares abstained and 5,673,385 shares were not voted.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced quotation on the Nasdaq SmallCap Market on January 19, 1995 following its initial public offering, and from December 6, 1999 through November 24, 2002, the Company's Common Stock traded on the Nasdaq National Market. In July 2002, the Nasdaq National Market advised the Company that it was not in compliance with its bid price requirement. On November 25, 2002, the Company transferred to the Nasdaq SmallCap Market in order to obtain additional time in which to regain compliance with the minimum bid price requirement. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by Nasdaq (representing interdealer sales which do not include retail markups, markdowns or commissions), with prices adjusted to reflect the Company's one-for-eight stock split effected on January 6, 2003:

                Period                     High($)               Low($)
                ------                    --------               ------

                Fiscal 2002

                   Fourth Quarter          6.000                  2.800
                   Third Quarter           7.520                  4.000
                   Second Quarter          9.280                  5.280
                   First Quarter           8.480                  5.120

                Fiscal 2001

                   Fourth Quarter         11.200                  7.360
                   Third Quarter          15.200                  7.616
                   Second Quarter         19.600                 10.000
                   First Quarter          13.000                  5.504


     On March 26, 2003, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $1.63. On March 26, 2003, there were 176 holders of record of the Company's Common Stock and, the Company believes, over 1,100 beneficial owners of the Company's Company Stock.

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

     Recent Sales of Unregistered Securities

     During the three months ended December 31, 2002, the Company made the following sales of unregistered securities:



================ ====================== ================= =========================== ============== ====================
                                                            Consideration Received
                                                              and Description of                     If Option, Warrant
                                                               Underwriting or          Exemption      or Convertible
                                                              Other Discounts to          from       Security, Terms of
                                                            Market Price Afforded     Registration       Exercise or
 Date of Sale      Title of Security      Number Sold           To Purchasers            Claimed         Conversion
---------------- ---------------------- ----------------- --------------------------- -------------- --------------------
    10/1/02      Options to purchase         9,122        Options granted under           4(2)       Fully exercisable
                 Common Stock                             1996 Stock Plan - no cash                  upon grant for a
                                                          consideration received by                  period of 10 years
                                                          the Company.                               from date of
                                                                                                     grant, at an
                                                                                                     exercise price of
                                                                                                     $4.54 per share.

---------------- ---------------------- ----------------- --------------------------- -------------- --------------------
    10/1/02      Options to purchase         8,465        Options granted under           4(2)       Fully exercisable
                 Common Stock                             1996 Stock Plan - no cash                  commencing 10/1/05
                                                          consideration received by                  until 10 years
                                                          the Company.                               from date of
                                                                                                     grant, at an
                                                                                                     exercise price of
                                                                                                     $4.80 per share.

================ ====================== ================= =========================== ============== ====================


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data at and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from the Company's audited financial statements for each of the years. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.



                                                                   Year Ended December 31,
                                            2002            2001            2000            1999            1998
                                            ----            ----            ----            ----            ----
Income Statement Data:

Total revenues                           21,362,180      22,992,888      31,030,364      42,673,096      15,555,083
Total expenses                           27,911,639      29,015,853      46,887,580      30,671,871      16,792,546
(Loss) income before income
         taxes                           (6,549,459)     (6,022,965)    (19,673,076)     12,001,222      (1,237,463)
Net (loss) income                        (8,802,638)     (3,689,055)    (11,296,166)      7,455,086        (736,890)
Basic (loss) income per
         common share                      (4.69)          (2.19)          (7.12)           4.96           (0.56)
Diluted (loss) income per
         common share                      (4.69)          (2.19)          (7.12)           4.80           (0.56)
Weighted average shares outstanding -
         basic                            1,875,442       1,682,165       1,585,672       1,497,511       1,400,930
Weighted average shares outstanding -
         diluted                          1,875,442       1,682,165       1,585,672       1,550,237       1,400,930

Balance Sheet Data(1):

Total assets                              8,175,456      14,874,956      16,136,194      31,073,019      15,534,512
Total liabilities and subordinated
         liability                        6,607,060       4,104,762       4,398,511      10,654,758       7,221,993
Stockholders' equity                      1,568,396      10,770,194      10,781,275      17,742,181       8,312,519


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

Critical Accounting Policies

     An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2002 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We focus your attention on the following which provides a brief discussion of the more significant accounting policies and methods used by us:

          Valuation of Investments. The major portion of the Company's securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned are stock warrants and investments in privately held companies not readily marketable, which have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions, investment banking and merchant banking income. The liquidation of the Company's position could result in substantial differences from the market and fair value prices used in the financial statements.

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

          Legal Proceedings. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements. The Company's review of existing claims, arbitrations, and unpaid settlements at December 31, 2002 resulted in an accrued liability of $535,765.

          Clearing Agreements. The Company's retail oriented brokerage firm does not carry accounts for customers or perform custodial functions related to customers' securities. The Company's broker-dealer introduces all of its customer transactions, which are not reflected in the financial statements, to its clearing brokers, which maintain the customers' accounts and clears such transactions. Additionally, the clearing brokers provide the clearing and depository operations for the broker dealer's proprietary securities transactions. These activities may expose the Company to off-balance sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as the broker-dealer has agreed to indemnify the clearing brokers for any resulting losses. The Company will record a loss from a client transaction when information becomes available to management that allows it to estimate its impact on the Company's financial statements.

Overview

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The Company's revenues during 2002 and in prior years were generated primarily from brokerage transactions in which the Company acts as agent and, to a lesser extent, principal trading activities. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. These securities are purchased in secondary markets or from the underwriters of new issues. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. The revenues derived from the Company's transactions as principal reflect realized and unrealized gains and losses on such transactions. Revenues from principal transactions are primarily derived from trading fixed income securities, which may be purchased from and/or sold to other dealers or retail clients. In addition, revenues from principal transactions also reflect gains and/or losses derived from writing and purchasing option contracts. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

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

     In December 2000, after pursuing its Internet-based business plan, VentureHighway.com Inc., a majority-owned subsidiary of the Company, suspended its Internet operations while it considered its strategic alternatives. On August 24, 2001, Kirlin Securities acquired most of the assets of Princeton Securities Corporation, an independently wholly-owned subsidiary of
VentureHighway. Following the sale of the Princeton assets, Princeton relinquished its license as a broker-dealer and is currently in the process of dissolution. In December 2001, the board of directors and stockholders of VentureHighway adopted a plan of dissolution and liquidation, which was filed with the appropriate regulatory agencies during 2002.

     In January 2001, the Company's ownership interest in GMST World Markets, Inc. was reduced to 61% when GMST received a capital infusion from a member of its management. On December 31, 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management. During the period of time the Company owned its interest in GMST, the statement of operations of GMST has been consolidated with the Company's statement of operations. This sale agreement entitles the Company to various percentages of GMST's net trading revenue over the next ten years, which includes a minimum compensation the Company is entitled to receive in the event GMST's ownership significantly changes.

     On August 29, 2001, Kirlin Securities completed its agreement to acquire certain assets of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm, in consideration for the issuance of a ten year warrant to purchase 150,000 shares of the common stock of the Company at an exercise price equal to $12 per share and the assumption of liabilities under real estate and equipment leases relating to offices of M.S. Farrell to be used by Kirlin Securities following completion of the transaction.

     The Company is directly affected by general economic conditions, interest rates and market conditions. All of these factors have an impact on its principal trading and overall business volume. The Company's costs associated with occupancy, communications and equipment costs are relatively fixed and, in periods of reduced revenues, can have an adverse effect on earnings.

     The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:


                                                                       Years ended December 31,
                                                                       ------------------------
                                                     2002                       2001                        2000
                                           -------------------------  -------------------------   -------------------------
Revenues:
   Principal transactions, net                  (449,896)    (2.1)%   $    7,685,602     33.4%    $   13,249,749     42.7%
   Commissions                                18,436,602     86.3%        13,361,772     58.1%        17,301,929     55.8%
   Merchant Banking                              (37,998)    (0.2)%          202,024      0.9%        (2,967,764)    (9.6)%
   Investment Banking                            983,829      4.6%            69,209      0.3%           325,000      1.0%
   Other income                                2,429,643     11.4%         1,502,976      6.5%         2,250,121      7.3%
   Increase in value attributable to
     subsidiaries                                 -            -             171,305      0.8%           871,329      2.8%
                                           ---------------  --------  ---------------  --------   ---------------   -------

         Total revenues                       21,362,180    100.0%        22,992,888    100.0%        31,030,364    100.0%
                                           ---------------  --------  ---------------  --------   ---------------   -------

Expenses:

   Employee compensation and benefits         16,626,723     77.8%        18,046,801     78.5%        30,190,787     97.3%
   Promotion and advertising                     349,514      1.7%           697,114      3.0%         2,297,812      7.4%
   Clearance and execution charges               582,674      2.7%         1,508,097      6.6%         2,005,668      6.4%
   Occupancy and communications                4,043,779     18.9%         4,880,427     21.2%         5,775,056     18.6%
   Impairment of intangible assets and
     goodwill                                  2,081,661      9.8%             -            -              -            -
   Professional fees                           1,050,155      4.9%         1,635,622      7.1%         2,290,189      7.4%
   Interest                                       28,431      0.1%           113,323      0.5%           295,708      1.0%
   Other                                       3,148,702     14.8%         2,134,469      9.3%         4,032,360     13.0%
                                           ---------------  --------  ---------------  --------     -------------   -------

         Total expenses                        27,911,639    130.7%       29,015,853    126.2%        46,887,580    151.1%
                                           ---------------  --------  ---------------  --------     -------------   -------

Loss on disposition of ParentNet, Inc.            -            -             -            -          (3,815,860)    (12.3)%
                                           ---------------  --------  ---------------  --------   ---------------   -------

Loss before income tax (provision)
     benefit and minority interest in
     loss of subsidiaries                      (6,549,459)   (30.7)%      (6,022,965)   (26.2)%     (19,673,076)    (63.4)%

Income tax (provision) benefit                 (2,139,428)   (10.0)%       1,969,479      8.6%        5,572,667      18.0%
                                           ---------------  --------    -------------  --------     -------------   -------

Loss before minority interest in loss
     of subsidiaries                           (8,688,887)   (40.7)%      (4,053,486)   (17.6)%     (14,100,409)    (45.4)%
Minority interest in loss (income) of
subsidiaries                                     (113,751)    (0.5)%          364,431      1.6%       2,804,243       9.0%
                                           ---------------  --------  ---------------  --------   ---------------   -------
Net loss                                      (8,802,638)   (41.2%)   $    (3,689,055)  (16.0)%   $ (11,296,166)    (36.4)%
                                           ===============  ========  ===============  ========   ===============   =======


Results of Operations

     Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Principal transactions, net for the year ended December 31, 2002 decreased 106% to $(449,896) from $7,685,602 in 2001. The decrease is primarily attributable to a shift away from principal business to commission business identified in the next paragraph as well as a decrease in the value of warrants the Company received in connection with its investment banking activities.

     Commissions for the year ended December 31, 2002 increased 38% to $18,436,602 from $13,361,772 in 2001. The increase is primarily attributable to the Company's decision to limit its market-making activities, in which it buys and sells securities as principal, and to conduct its brokerage business primarily on an agency basis, for which the Company earns commissions and which reduced the Company's exposure to market risk. Commission business is comprised of equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. The change is also reflective of the increase in commissions resulting from the addition of registered representatives which arose from the acquisition of certain assets of M.S. Farrell & Co. during August 2001.

     Merchant banking for the year ended December 31, 2002 decreased 119% to $(37,998) from $202,024 in 2001. The loss for 2002 results from the write-down of one of the Company's investments.

     Investment banking for the year ended December 31, 2002 was $983,829 as compared to $69,209 in 2001 as a result of fees the Company generated from acting as the underwriter for an initial public offering and as a placement agent related to three private placements.

     Other income for the year ended December 31, 2002 increased 61.7% to $2,429,643 from $1,502,976 in 2001. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to from its clearing broker, consulting income related to investment banking, and earnout payment income the Company is entitled to receive from GMST World Markets, Inc.

     Increase in value attributable to subsidiaries for the year ended December 31, 2002 was $0 as compared to $171,305 in 2001. This line item changes based on the value of the Company's investment in its subsidiaries. During the year ended December 31, 2002 none of the Company's subsidiaries had any changes which affected this line item.

     Employee compensation and benefits for the year ended December 31, 2002 decreased 7.9% to $16,626,723 from $18,046,801 in 2001. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are also reflective of the compensation costs directly related to the increase in commission structure for its registered representatives and branch managers which was initiated during September 2001, as well as the compensation costs directly related to the hiring of additional personnel following the acquisition of certain assets of M.S. Farrell & Co. during August 2001.

     Promotion and advertising for the year ended December 31, 2002 decreased 49.9% to $349,514 from $697,114 in 2001 primarily as a result of the Company's decrease in advertising expenditures related to Kirlin Securities' radio campaign and due to the expiration of VentureHighway's advertising commitment during December 2001. To a lesser extent this line item decreased due to the promotional expenses related to GMST, which was sold during December 2001. The Company expects to increase its expenditures for promotion and advertising in future periods.

     Clearance and execution charges for the year ended December 31, 2002 decreased 61.4% to $582,674 from $1,508,097 in 2001 primarily as a result of the change in clearing brokers during October 2001 which resulted in reduced fees.

     Occupancy and communications costs for the year ended December 31, 2002 decreased 17.1% to $4,043,779 from $4,880,427 in 2001. This decrease is primarily a result of the elimination of these costs directly related to

VentureHighway which was formally dissolved during 2002 and the sale of the Company's majority interest in GMST during December 2001, partially offset by the increase in occupancy and communications costs as a result of the prior year acquisition of certain assets and the assumption of liabilities under real estate and equipment leases of M.S. Farrell & Co.

     Impairment of intangible assets and goodwill for the year ended December 31, 2002 amounted to $2,081,661 and is a result of the write-off of intangible assets and goodwill amounts related to the acquisitions of Princeton Securities Corporation and M.S. Farrell & Co. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post and pre acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions

     Professional fees for the year ended December 31, 2002 decreased 35.8% to $1,050,155 from $1,635,622 in 2001. The decrease is reflective of non-recurring legal fees in the prior year as well as the shift toward more legal work being performed internally by the Company.

     Interest expense for the year ended December 31, 2002 decreased 74.9% to $28,431 from $113,323 in 2001. Interest expense decreased primarily due to the reversal of accrued interest related to Kirlin Securities' deferred commission plan due to the termination of employment of certain registered representatives. To a lesser extent interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at a clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses for the year ended December 31, 2002 increased 47.5% to $3,148,702 from $2,134,469 in 2001 primarily a result of the settlement of and accrual for customer arbitrations, as well as a result of general office expenses related to the acquisition of certain assets of a retail oriented brokerage firm during August 2001 which resulted in an increase in the number of branch offices operated by the Company.

     Income tax provision for the year ended December 31, 2002 was $2,139,428 as compared to an income tax benefit of $1,969,479 for the year ended December 31, 2001, which is reflective of the valuation allowance related to 100% of the Company's deferred tax asset related to its net operating loss carryforwards and other temporary differences.

     Net loss of $8,802,638 for the year ended December 31, 2002 compares to net loss of $3,689,055 for the year ended December 31, 2002. This resulted primarily from the change in revenues and expenses discussed above.

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

     Investment banking for the year ended December 31, 2001 decreased 78.7% to $69,209 from $325,000 in 2000 as result of lower fees generated in this area in 2001.

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

     Increase in value attributable to subsidiaries for the year ended December 31, 2001 decreased 80.3% to $171,305 from $871,329 in 2000. This line item changes based on the value of the Company's investment in its subsidiaries upon the issuance of stock in those subsidiaries. During January 2001, this line item changed due to the increase in the value of the Company's investment in its subsidiary, GMST World Markets, after the issuance by GMST of its common stock to an employee of that subsidiary. In December 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management. During 2000 this line item was reflective of the change in subscription receivable VentureHighway had related to an advertising barter transaction it effected with a minority shareholder since net worth increased as a direct result of the usage of the barter advertising. Since VentureHighway was being dissolved the remaining barter advertising did not effect VentureHighway's net worth as well as promotional expense.

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

     Occupancy and communications costs for the year ended December 31, 2001 decreased 15.5% to $4,880,427 from $5,775,056 in 2000. This decrease is primarily a result of non-recurring occupancy and communications costs related to ParentNet Inc. and VentureHighway and the closing of a retail branch office in October 2000 offset by the cost of quotation machines for GMST World Markets and the acquisition of most of the assets and the assumption of liabilities under real estate and equipment leases of M.S. Farrell.

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

     Net loss of $3,689,055 for the year ended December 31, 2001 compares to net loss of $11,296,166 for the year ended December 31, 2000. This resulted primarily from the decrease in revenues and expenses, and decrease in tax benefit as discussed above as well as a realized loss of approximately $3,816,000 from the sale of the Company's investment in ParentNet in 2000.

Liquidity and Capital Resources

     At December 31, 2002, approximately 66% of the Company's assets were comprised of cash and highly liquid securities. This represents a percentage increase from the Company's position at December 31, 2001 and is primarily a result of the $2,500,000 subordinated loan Kirlin Securities received from its clearing broker during March 2002

     Cash and cash equivalents amounted to $3,035,084 at December 31, 2002 as compared to $972,086 at December 31, 2001. This increase is reflective of the movement of cash from the Company's trading accounts, which were accounted for in the "Due from Clearing Brokers" line item, to other financial institutions. Additionally, this line item is reflective of the $2,500,000 subordinated loan Kirlin Securities received from its clearing broker during March 2002.

     Due from Clearing Brokers amounted to $559,303 at December 31, 2002 as compared to $2,869,154 at December 31, 2001. This 80.5% decrease is primarily attributable to the movement of cash out of the Company's trading accounts as discussed in the previous paragraph.

     Securities owned at December 31, 2002 were $1,856,245 as compared to $2,345,632 at December 31, 2001. This 20.9% decrease is attributable to the decrease in the value of positions held in relation to its merchant banking and investment banking activities and the decrease in state and municipal obligations securities held in inventory with respect to the Company's syndicate activities offset by an increase in securities held in inventory for resale to its customers.

     Rebate Receivable amounted to $964,000 at December 31, 2002 as compared to $250,000 at December 31, 2001. As provided in the clearing agreement, the clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate will be paid by the clearing broker in the amount of $250,000 on March 31, 2003 and up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

     Representative Loans at December 31, 2002 amounted to $547,914 as compared to $1,002,462 at December 31, 2001. This 45.3% decrease is reflective of the net change resulting from the disbursement of new loans provided to registered representatives as part of the Company's recruitment efforts net of the amortization, collections, and write-offs related to loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

     Furniture, Fixtures and Leasehold improvements, net, at December 31, 2002, decreased to $574,986 as compared to $1,084,821 at December 31, 2001. This 47% decrease primarily results from the depreciation of fixed assets during the fourth quarter of 2002.

     Deferred tax asset at December 31, 2002 amounted to $0 as compared to $3,457,855 at December 31, 2001. During the year the Company recorded a valuation allowance related to 100% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences.

     Intangible assets, net at December 31, 2002 amounted to $0 as compared to $775,000 at December 31, 2001. Goodwill at December 31, 2002 amounted to $0 as compared to $1,395,417 at December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which requires the Company to analyze goodwill on a periodic basis. If the assumptions used in analyzing goodwill for impairment at January 1, 2002 change in the future, the Company may be required to record an impairment charge. During the year ended December 31, 2002 the Company performed a test for impairment which resulted in the write-off of intangible asset and goodwill amounts of approximately $2 million related to the acquisition of two retail oriented brokerage firms in prior years. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post- and pre-acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions.

     Other assets decreased by 11.7% to $637,924 at December 31, 2002, from $722,529 at December 31, 2001. The decrease is attributable to the receipt of the earnout payout related to the sale of GMST World Markets, Inc. in the prior year, the reduction of prepaid operating expenses, and a reduction of receivables and prepaid assets associated with Princeton Securities which was dissolved during the past year offset by an increase in commissions due the Company related to the sale of unit investment trusts, fees due the Company for facilitating the trading strategy of customers, and the increase in receivables related to two legal matters.

     Securities sold short amounted to $143,205 at December 31, 2002 as compared to $224,371 at December 31, 2001. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $1,694,183 at December 31, 2002 as compared to $2,113,287 at December 31, 2001, a 19.8% decrease. The revenues upon which commission income to registered representatives is based directly affect this line item, which was lower at the end of the current year as compared to 2001.

     Accounts payable and accrued expenses at December 31, 2002 were $2,269,672 as compared to $1,767,104 at December 31, 2001. This 28.4% increase is primarily attributable to the increase in the accruals related to customer arbitrations and one of the Company's office leases offset by the decrease in some liabilities that existed in the prior year related to VentureHighway.com and Princeton Securities which were dissolved during the year as well as an overall decrease in payables related to the Company's general business.

     Subordinated liability amounted to $2,500,000 at December 31, 2002. This line item did not exist at December 31, 2001. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan and calls for payments over various periods of time during this three-year period.

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

     In July 2002, Kirlin Securities was notified by the NASD that it had made a preliminary determination to recommend that disciplinary action be brought against Kirlin Securities and three of its current or former employees, including Anthony Kirincic, President of the Company and Co-Chief Executive Officer of Kirlin Securities, as a result of the sale of certain fixed income securities to clients of Kirlin Securities from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin Securities that the potential violations of the NASD Conduct Rules and/or Federal securities laws relate to the following (all of which activity occurred prior to 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising relating to these securities; (iii) charging of markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of securities laws allegedly in the amount of approximately $44,000; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned potential violations. In March 2003 the NASD initiated this disciplinary action against Kirlin Securities and two of its employees seeking the imposition of sanctions, restitution and costs. The Company cannot predict the outcome of the disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company

     The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers and former employees. It is the opinion of management, based upon its evaluation of each of these matters and the reserves established by the Company, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of the Company

     The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company, however, continues to explore the possibility of a financing to assist it in pursuing its plans for growth.

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

Consolidated Contractual Obligations and Lease Commitments

     The table below summarizes information about our consolidated contractual obligations as of December 31, 2002 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.



                                                                                                                   2007 and
                               Total            2003              2004             2005             2006          thereafter
                            ------------    -------------     -------------    --------------    ------------    --------------
Equipment Lease
  obligations               $   254,039     $   168,073       $     51,906     $      22,614     $    11,446     $       -
Office Lease obligations      2,534,022       1,306,761            837,293           309,486          80,482             -
Employment contract
  obligations                 5,440,333       1,751,000            921,000           755,000         755,000         1,258,333
                            -----------     -----------       ------------     -------------     -----------     -------------

                            $ 8,228,394     $ 3,225,834       $  1,810,199      $  1,087,100      $  846,928      $  1,258,333
                            ===========     ===========       ============     =============     ===========     =============

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

ITEM 8.    FINANCIAL STATEMENTS.


Independent Auditor's Report                                                 F-1

Consolidated Financial Statements:

   Statement of Financial Condition as of December 31, 2002 and 2001         F-2

   Statement of Operations for the Years Ended December 31, 2002,

            2001 and 2000                                                    F-3

   Statement of Changes in Stockholders' Equity for the Years Ended

            December 31, 2002, 2001 and 2000                                 F-4

   Statement of Cash Flows for the Years Ended December 31, 2002, 2001

            and 2000                                                         F-5

   Notes to Consolidated Financial Statements                           F-6-F-21

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statements of financial condition of Kirlin Holding Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 22, 2003

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                       2002                2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and Cash Equivalents                                                                   $ 3,035,084        $    972,086

Due from Clearing Brokers                                                                       559,303           2,869,154

Securities Owned:
  U.S. government and agency obligations, at market value                                       320,103             161,376
  State and municipal obligations, at market value                                              757,450           1,161,195
  Corporate bonds and other securities, at market value                                         705,967             415,812
  Nonmarketable securities, at fair value                                                        72,725             607,249

Rebate Receivable                                                                               964,000             250,000

Representative Loans                                                                            547,914           1,002,462

Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of $2,944,342
 and $2,331,207, respectively                                                                   574,986           1,084,821

Deferred Tax Assets                                                                                -              3,457,855

Intangible Assets, net of accumulated amortization                                                 -                775,000
 of $ - 0 - and $75,000, respectively

Goodwill                                                                                           -              1,395,417

Other Assets                                                                                    637,924             722,529
----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 8,175,456        $ 14,874,956
============================================================================================================================

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:
  Securities sold, not yet purchased, at market value                                       $   143,205        $    224,371
  Accrued compensation                                                                        1,694,183           2,113,287
  Accounts payable and accrued expenses                                                       2,269,672           1,767,104
----------------------------------------------------------------------------------------------------------------------------
                                                                                              4,107,060           4,104,762
----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Subordinated Liability                                                                        2,500,000               -

----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock - $.0001 par value; authorized 7,000,000 shares,
   issued and outstanding 1,798,224 and 1,862,811 shares, respectively                              180                 186
  Additional paid-in capital                                                                 16,226,346          16,636,524
  Unearned stock compensation                                                                  (283,409)           (294,433)
  Accumulated deficit                                                                       (14,374,721)         (5,572,083)
----------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                           1,568,396          10,770,194
----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                         $ 8,175,456        $ 14,874,956
============================================================================================================================

                                  See notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                          2002              2001                2000
----------------------------------------------------------------------------------------------------------------------------
Revenue:
  Principal transactions, net                                              $ (449,896)      $ 7,685,602        $ 13,249,749
  Commissions                                                              18,436,602        13,361,772          17,301,929
  Investment banking                                                          983,829            69,209             325,000
  Merchant banking                                                            (37,998)          202,024          (2,967,764)
  Other income                                                              2,429,643         1,502,976           2,250,121
  Increase in value attributable to subsidiaries                                    -           171,305             871,329

----------------------------------------------------------------------------------------------------------------------------
Total revenue                                                              21,362,180        22,992,888          31,030,364
----------------------------------------------------------------------------------------------------------------------------

Expenses:
  Employee compensation and benefits                                       16,626,723        18,046,801          30,190,787
  Promotion and advertising                                                   349,514           697,114           2,297,812
  Clearance and execution charges                                             582,674         1,508,097           2,005,668
  Occupancy and communications                                              4,043,779         4,880,427           5,775,056
  Impairment of intangible assets and goodwill                              2,081,661                 -                   -
  Professional fees                                                         1,050,155         1,635,622           2,290,189
  Interest                                                                     28,431           113,323             295,708
  Other                                                                     3,148,702         2,134,469           4,032,360
----------------------------------------------------------------------------------------------------------------------------
                                                                           27,911,639        29,015,853          46,887,580
----------------------------------------------------------------------------------------------------------------------------
Loss on disposition of ParentNet, Inc.                                              -                 -          (3,815,860)
----------------------------------------------------------------------------------------------------------------------------

Loss before income tax benefit (provision)
 and minority interest in loss of subsidiaries                             (6,549,459)       (6,022,965)        (19,673,076)

Income tax (provision) benefit                                             (2,139,428)        1,969,479           5,572,667
----------------------------------------------------------------------------------------------------------------------------

Loss before minority interest in loss of subsidiaries                      (8,688,887)       (4,053,486)        (14,100,409)

Minority interest in (income) loss of subsidiaries                           (113,751)          364,431           2,804,243
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                  $(8,802,638)      $(3,689,055)       $(11,296,166)
============================================================================================================================

Basic and diluted loss per common share                                   $     (4.69)      $     (2.19)       $      (7.12)
============================================================================================================================

Weighted-average shares outstanding                                         1,875,442         1,682,165           1,585,672
============================================================================================================================



                                  See notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


Years ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Retained
                                                                Additional      Unearned        Earnings
                                              Common             Paid-in         Stock         (Accumulated
                                        Shares       Par Value   Capital       Compensation     Deficit)              Total
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity at
 January 1, 2000                        1,561,907    $ 156      $ 8,328,887             -     $ 9,413,138      $    17,742,181

Stock issuances                            57,628        6        1,275,070             -             -              1,275,076

Stock forfeitures                         (35,780)      (4)        (723,532)            -             -               (723,536)

Value enhancement
 attributable to ParentNet, Inc.                -        -        3,783,720             -             -              3,783,720

Net loss                                        -        -                -             -     (11,296,166)         (11,296,166)
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity at
 December 31, 2000                      1,583,755      158       12,664,145             -      (1,883,028)          10,781,275

Stock and warrant issuances               289,152       29        2,288,278     $ (294,433)           -              1,993,874

Equity enhancement                              -        -          445,238             -             -                445,238

Stock forfeitures                         (10,096)      (1)        (117,137)            -             -               (117,138)

Warrant issued in connection
 with acquisition                               -        -        1,356,000             -             -               1,356,000

Net loss                                        -        -                -             -       (3,689,055)          (3,689,055)
--------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity at
 December 31, 2001                      1,862,811      186       16,636,524      (294,433)      (5,572,083)          10,770,194

Stock issuances                           165,090       17        1,107,424        (7,559)            -               1,099,882

Stock forfeitures                         (44,514)      (4)        (454,211)       18,583             -                (435,632)

Repurchases and retirements
 of stock                                (185,163)     (19)      (1,063,391)            -             -              (1,063,410)

Net loss                                        -        -                -             -       (8,802,638)          (8,802,638)
--------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity at
 December 31, 2002                      1,798,224    $ 180      $16,226,346    $ (283,409)    $(14,374,721)    $      1,568,396
================================================================================================================================


                                  See notes to Consolidated Financial Statements

                                           KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                             2002             2001              2000
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                     $(8,802,638)     $(3,689,055)     $(11,296,166)
------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                    800,229          867,436           980,872
  Deferred income taxes                                                          2,120,115       (1,184,236)       (5,752,372)
  Investment by minority shareholders                                                  -                -           1,084,571
  Minority interest adjustments                                                   (113,751)        (146,739)
  Minority interest in loss of subsidiaries                                        113,751         (364,431)       (2,804,243)
  Decrease in nonmarketable securities                                             534,523          383,402         7,776,364
  Value enhancement attributable to ParentNet, Inc.                                    -                -           3,783,720
  Noncash compensation                                                             664,250          567,327             -
  Impairment of intangible assets and goodwill                                   2,081,662              -               -
  Net compensation forfeited                                                           -                -            (461,623)
  Impairment loss on fixed assets                                                      -                -           1,029,507
  Loss on disposal of subsidiary                                                       -            249,800             -
  Loss on disposal of fixed assets                                                   8,568          164,260             -
  Decrease (increase) in operating assets, net of acquisitions and dispositions:
    Receivable from clearing brokers                                             2,309,851        1,655,039         2,711,501
    Securities owned, at market value                                              (45,136)        (411,102)        1,800,691
    Deferred tax asset                                                           1,337,740              -               -
    Representative loans                                                           454,548          482,562           553,055
    Rebate receivable                                                             (714,000)        (250,000)            -
    Other assets                                                                    84,605        1,570,302          (477,693)
  (Decrease) increase in operating liabilities, net of acquisitions and dispositions:
    Securities sold, not yet purchased, at market value                            (81,166)         (73,558)         (520,645)
    Accrued compensation                                                          (419,104)          32,194        (2,206,357)
    Accounts payable and accrued expenses                                          502,568         (252,384)        1,091,484
    Income taxes payable                                                               -                -          (1,084,575)
-----------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                         9,639,253        3,289,872         7,504,257
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                         836,615         (399,183)       (3,791,909)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of furniture, fixture and leasehold improvements                      (118,877)        (334,213)       (2,271,167)
  Acquisition of other business inclusive of contingent payments, net of cash      (91,330)        (183,580)       (1,859,679)
-----------------------------------------------------------------------------------------------------------------------------
       Cash used in investing activities                                          (210,207)        (517,793)       (4,130,846)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of common stock                                                            -           1,309,410            56,875
  Repurchase of stock                                                           (1,063,410)             -                 -
  Subordinated loan                                                              2,500,000              -                 -
-----------------------------------------------------------------------------------------------------------------------------
       Cash provided by financing activities                                     1,436,590        1,309,410            56,875
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             2,062,998          392,434        (7,865,880)

Cash and cash equivalents at beginning of year                                     972,086          579,652         8,445,532
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $ 3,035,084      $   972,086      $    579,652
=============================================================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                                                     $     7,255      $    51,875      $     57,764
=============================================================================================================================
  Income taxes                                                                 $    22,777      $    22,145      $  1,999,110
=============================================================================================================================

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for:
  Finders' fees                                                                $         -      $         -      $    110,000
=============================================================================================================================
  ParentNet, Inc. liabilities                                                  $         -      $         -      $    846,289
=============================================================================================================================
  Issuance of warrant for acquisition                                          $         -      $ 1,356,000      $          -
=============================================================================================================================
  Common stock awards, net of forfeitures                                      $   664,250      $   567,326      $   (461,623)
=============================================================================================================================
  Noncash equity enhancement                                                   $         -      $   445,238      $          -
=============================================================================================================================

                                  See notes to Consolidated Financial Statements

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. ORGANIZATION The consolidated financial statements include the accounts AND SUMMARY of Kirlin Holding Corp. ("KHC") and its wholly owned OF SIGNIFICANT subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf
   ACCOUNTING       Management Corp.  ("Greenleaf"),  its former  majority-owned
   POLICIES:        subsidiary,  GMST World  Markets,  Inc.  ("GMST")  (formerly
                    First Long Island Securities,  Inc.), and its majority-owned
                    (63.7%)      subsidiary,       VentureHighway.com       Inc.
                    ("VentureHighway")     (collectively,     the    "Company").
                    VentureHighway's consolidated financial statements include the accounts of Princeton Investment Holding Corp. ("PIHC") and Princeton Securities Corporation ("Princeton"). On April
                    14, 2000, the Company acquired 33.1% of the outstanding stock of ParentNet, Inc. ("ParentNet"). During the year ended December 31, 2000, the Company's percentage ownership of the capital stock of ParentNet ranged from approximately
                    33% to 81%. Effective December 27, 2000, the Company sold its entire ownership interest in ParentNet. During the year ended December 31, 2001, the Company's percentage ownership of capital stock of GMST ranged from approximately 61% to 5%. All material intercompany transactions and balances have been eliminated in consolidation.

                    The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients. VentureHighway was incorporated March 1, 1999 and commenced operations on June 1, 1999. VentureHighway operated a branded Web site designed to match companies seeking funding with qualified investors. On April 3, 2000, VentureHighway acquired all of the outstanding stock of Princeton, which continued its operations as a retail-oriented brokerage firm through August 24, 2001. In December 2000, VentureHighway suspended its operations and on November 28, 2001, the board of directors and stockholders of VentureHighway adopted a plan of liquidation and dissolution. Greenleaf was formed in January 1999 to serve as the manager of a private investment fund, which was capitalized in June 1999 to invest in one or more selected companies. On March 17, 2000, the Company acquired all of the outstanding stock of GMST, which was a retail-oriented brokerage firm. On August 29, 2000, the Company sold 20% of the outstanding stock of GMST. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 61%. Effective December 31, 2001, the Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management.

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

                    For comparability, certain balances at December 31, 2001 have been reclassified, where appropriate, to conform to the financial statement presentation used at December 31, 2002.

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Furniture and fixtures are depreciated on a straight-line basis over the economic useful lives of the assets, not exceeding five years. Leasehold improvements are amortized over the lesser of their economic useful lives or the expected term of the related lease.

                    During January 2003, the Company effected a 1-for-8 reverse stock split. All references to shares and price per share have been adjusted to reflect this reverse stock split.

                    The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was approximately $50,000, $368,000 and $1,746,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                    The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, to apply the current accounting rules under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for options to purchase ownership interests granted to employees and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. Had compensation costs been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) earnings per common share would have been as follows:



                    Year ended December 31,                      2002             2001              2000
                    -------------------------------------------------------------------------------------
                    Net loss - as reported              $  (8,802,638)     $(3,689,055)     $(11,296,106)

                    Deduct: Total stock based
                     employee compensation expense
                     determined under the fair value
                     based method                          (1,757,173)      (1,620,189)         (274,583)

                    -------------------------------------------------------------------------------------
                    Net loss - pro forma                 $(10,559,811)     $(5,309,244)     $(11,570,809)
                    =====================================================================================

                    Basic and diluted loss per
                     common share - as reported                $(4.69)          $(2.19)           $(7.12)
                    Basic and diluted loss per
                     common share - pro forma                  $(5.63)          $(3.15)           $(7.29)
                    -------------------------------------------------------------------------------------


                    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted in 2000, the following assumptions were used: expected volatility of 135%, risk-free interest rate

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    of approximately 6% and expected option lives of up to 10 years. For options granted in 2001, the following assumptions were used: expected volatility of 136%, risk-free interest rate of approximately 5% and expected option lives of up to 10 years. For options granted in 2002, the following assumptions were used: expected volatility of 145%, risk-free interest rate of approximately 5% and expected option lives of up to 10 years.

                    The   pro   forma   disclosures   are  not   likely   to  be
                    representative of the effects on reported net income for future periods.

                    Options granted to non-employees are accounted for at fair value.

                    Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


2. ACQUISITIONS     On  March  17,  2000,  the  Company   acquired  all  of  the
   AND              outstanding  capital stock of GMST.  The purchase  price was
   DISPOSITIONS:    approximately    $708,000   plus   acquisition    costs   of
                    approximately   $60,000.   The   purchase   price   includes
                    approximately $150,000 payable monthly over two years which commenced April 2000. The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired assets with a fair value of approximately $435,000 and assumed liabilities of approximately $77,000. The Company sold 20% of GMST on August 29, 2000 for a realized gain of approximately $2,000. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 61%.

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

                    Pursuant to the agreement, in the event that a majority of the shares of GMST held by the two majority shareholders of GMST are sold to an unrelated person prior to the fifth anniversary of the closing date, the stockholders shall remit to the Company an amount equal to $1,000,000 less the payments made prior to such sale. In addition, if GMST sells all or substantially all of its assets to an unrelated person or entity prior to the fifth anniversary of the closing date, GMST will remit to the Company an amount equal to $1,000,000 less any payments made prior to such sale.

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

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                    On August 24, 2001, KHC transferred certain assets and liabilities of Princeton, to Kirlin in consideration for the payment of $100,000. The assets were transferred at book value, consisting of goodwill of approximately $890,000 and other assets of approximately $436,000, resulting in a reduction of minority interest and an equity enhancement of approximately $445,000. In connection with this transaction, Kirlin offered employment to certain employees of Princeton, a retail-oriented brokerage firm. Contingent consideration paid under the terms of the original acquisition of Princeton were added to goodwill. Following the transfer of the Princeton assets and liabilities, Princeton relinquished its license as a broker-dealer and is currently in the process of dissolution.

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

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    The excess of cost over fair value of the net assets acquired for the year ended December 31, 2000 has been calculated for GMST and PIHC as follows:



                                                                        GMST          PIHC           Total
                    --------------------------------------------------------------------------------------------

                    Purchase price                                   $708,337       $ 390,559     $1,098,896
                    10% of commission payments                          -             266,781        266,781
                    20% adjustment to reflect sale of GMST            (85,931)           -           (85,931)
                    Acquisition costs                                  59,507         210,413        269,920

                    --------------------------------------------------------------------------------------------
                                                                      681,913         867,753      1,549,666
                    --------------------------------------------------------------------------------------------

                    Assets acquired                                   435,449         516,837        952,286
                    Liabilities assumed                               (77,112)       (432,854)      (509,966)

                    --------------------------------------------------------------------------------------------
                                                                      358,337          83,983        442,320
                    --------------------------------------------------------------------------------------------

                        Excess of cost over fair value
                         of net assets acquired (goodwill)           $323,576       $ 783,770     $1,107,346
                    ============================================================================================


                    On August 29, 2001, Kirlin acquired certain assets and assumed certain lease commitments of M.S. Farrell & Co., Inc. ("Farrell"), a retail-oriented brokerage and investment banking firm, in consideration for the issuance by KHC of a 10-year warrant to purchase 150,000 shares of common stock of KHC at an exercise price equal to $12.00 per share. The fair value of the warrant was estimated to be $1,356,000 on the date of grant, using the Black-Scholes option pricing model. This acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired a customer base with an estimated fair value of $850,000 and other assets with a fair value of approximately $21,000, resulting in an excess of cost over the fair value of net assets acquired of approximately $485,000.

                    The following pro forma information presents the results of operations of the Company as though the acquisitions had occurred on January 1, 2001 (unaudited):

                    Year ended December 31,                            2001
                    ------------------------------------------------------------

                    Net revenue                                   $ 26,803,394
                    Net (loss) income                             $ (4,301,083)
                    Basic (loss) earnings per share               $      (2.56)
                    ------------------------------------------------------------

                    The Company adopted the provisions of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under these provisions, goodwill is no longer amortized; instead, it is tested for impairment at least annually. During the year ended December 31, 2002, the Company performed a test for impairment which resulted in the write-off of intangible assets of goodwill in the amount

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    of approximately $2,082,000 related to the acquisition of two retail oriented brokerage firms in prior years. This write-off decision was made by management based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry and comparison of post- and pre-acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions.

                    The  changes  in  the   carrying   amount  of  goodwill  and
                    intangibles for the year ended December 31, 2002 were as follows:

                                                                   Intangibles -
                                                     Goodwill           Net
                    ------------------------------------------------------------

                    Balance at beginning of year    $1,395,417      $   775,000
                    Reclassification                  (650,000)         650,000
                    Goodwill acquired during
                      the year                          91,330             -
                    Amortization                          -            (180,086)
                    Impairment loss                   (836,747)      (1,244,914)

                    ------------------------------------------------------------
                    Balance at end of year          $    - 0 -      $     - 0 -
                    ============================================================


                    During the years ended December 31, 2002 and 2001, no amortization was taken on goodwill.


3. DUE FROM         The Company does not carry accounts for customers or perform
   CLEARING         custodial  functions related to customers'  securities.  The
   BROKERS:         Company introduces all of its customer  transactions,  which are not  reflected  in these  financial  statements,  to its clearing brokers, which maintain the customers' accounts and
                    clears  such  transactions.   Additionally,  these  clearing
                    brokers provide the clearing and depository operations for the Company's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with these clearing brokers as the Company has agreed to indemnify its clearing broker for any resulting losses. As of December 31, 2002, there were no material unsecured amounts owed to the clearing broker by these customers in connection with normal margin, cash and delivery against payment transactions.

                    At December 31, 2002, substantially all of the securities owned and securities sold, not yet purchased, and the amount due from the clearing brokers reflected in the consolidated statement of financial condition are security positions with and amounts due primarily from one clearing broker.

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4. REBATE           As provided in Kirlin's  clearing  agreement,  its  clearing
   RECEIVABLE:      broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate will be paid by the clearing broker in the amount of $250,000 on March 31, 2003 and up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March
                    31, 2005, at which time the balance will be payable.

5. SECURITIES       Securities   sold,  not  yet   purchased,   consist  of  the
   OWNED AND        following:
   SECURITIES
   SOLD, NOT YET    December 31,                               2002         2001
   PURCHASED:       ------------------------------------------------------------

                    State and municipal obligations         $  64,989   $129,776
                    Corporate bonds and other securities       29,253     94,595
                    U.S. government and agency  obligations    48,963       -
                    ------------------------------------------------------------
                                                             $143,205   $224,371
                    ============================================================


                    Securities sold, not yet purchased, represent obligations of the Company to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk as the Company's ultimate obligation may exceed the amount recognized in the financial statements.

                    Securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned at December 31, 2002 and 2001 are stock warrants and investments in privately held companies not readily marketable amounting to approximately $72,725 and $607,000, respectively, which have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions, investment banking and merchant banking income.

6. FURNITURE,       Furniture,  fixtures and leasehold  improvements  assets, at
   FIXTURES AND     cost, consist of:
   LEASEHOLD
   IMPROVEMENTS:


                                                                                              Depreciation/
                                                                                              Amortization
                    December 31,                                  2002             2001          Period
                    ----------------------------------------------------------------------------------------
                    Furniture and fixtures                 $   610,700      $   607,759              5 years
                    Office equipment                         2,319,660        2,236,943              3 years
                    Leasehold improvements                     588,968          571,326        Term of lease
                    ----------------------------------------------------------------------------------------

                                                             3,519,328        3,416,028
                    Less accumulated depreciation
                              and amortization               2,944,342        2,331,207

                    ----------------------------------------------------------------------------------------
                                                           $   574,986      $ 1,084,821
                    ========================================================================================

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


7. ACCOUNTS         Accounts   payable  and  accrued  expenses  consist  of  the
   PAYABLE AND      following:
   ACCRUED
   EXPENSES:        December 31,                            2002            2001
                    ------------------------------------------------------------

                    Accrued professional fees          $   331,297   $   393,250
                    Accrued communications                 244,596       351,544
                    Accrued computer and copier            201,569       214,400
                    Accrued arbitration settlements        535,765          -
                    Other                                  956,445       807,910
                    ------------------------------------------------------------
                                                        $2,269,672    $1,767,104
                    ============================================================

8. SUBORDINATED     Subordinated   liability   represents  a  subordinated  loan
   LIABILITY:       arrangement with BNY Clearing  Services,  Kirlin's  clearing broker,  in the amount of $2,500,000.  The loan agreement is noninterest-bearing  and calls  for  principal  payments  of
                    $250,000 on March 31, 2003 and equal installments of $62,500 at the end of each subsequent calendar quarter through March
                    31, 2005, on which date the entire unpaid principal  balance of  $1,812,500  is due.  This loan has been  approved by the
                    NASD  for  inclusion  in  computing   Kirlin's  net  capital
                    pursuant to the  Securities and Exchange  Commission's  (the
                    "SEC")  Uniform  Net  Capital  Rule.  Subordinated  debt  is withdrawable  by the  lender  at  stated  maturity  dates or withdrawal can be accelerated  upon six months' notice.  Any subordinated debt can be repaid only if, after giving effect
                    to  such   repayment,   Kirlin   meets  the  SEC's   capital
                    regulations governing withdrawal of subordinated debt.

                    Using the prime  interest rate of 4.25%,  the estimated fair
                    value  of  the   subordinated   liability  is  approximately
                    $2,235,000 at December 31, 2002.


9. STOCKHOLDERS'    During January 2003, the Company  effected a 1-for-8 reverse
   EQUITY:          stock split.  All  references  to shares and price per share have been adjusted to reflect this reverse stock split.

                    The Company authorized 1,000,000 shares of preferred stock, par value $.0001 per share. No shares have been issued as of December 31, 2002.

                    On October 30, 2001, the Company completed a private placement in which it raised $1,500,000 and issued 187,500 shares of its $0.0001 par value common stock, along with 93,750 Class A redeemable warrants with an exercise price of $12.00, and 93,750 Class B redeemable warrants with an exercise price of $20.00. Each warrant will entitle the holder to purchase one additional share of common stock at

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    the specified price for a period of four years commencing on May 1, 2002. In addition, the Company issued warrants to designees of the placement agent, Kirlin, to purchase an additional 10% of the shares and warrants sold in this offering.

                    In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan") covering 600,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. In April 1996, the Company adopted the 1996 Stock Plan ("1996 Plan") covering 1,000,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. Effective September 25, 2000, the Company segregated 250,000 shares from the 1996 Plan for Kirlin's deferred commission plan. During the years ended December 31, 2002 and 2001, the Company issued 118,765 and 57,665 shares of common stock in connection with the deferred commission plan, valued at $837,283 and $584,000, respectively, and there were forfeitures of 40,889 and 9,471 shares valued at approximately $413,000 and $106,000, respectively. At December 31, 2002, options and warrants to purchase 892,272 shares of common stock at an exercise price between $4.54 and $48.00 per share are outstanding. Such options and warrants vest over periods of up to four years and are exercisable at various dates through September 2012.

                    The following table summarizes the 2002 and 2001 activity in the Company's stock options and warrants:

                                                  Number
                                                 of Shares      Price per Share
                    ------------------------------------------------------------

                      Balance at January 1, 2000    170,341   $5.000  -  $27.248

                    Granted during the year          83,663  $11.872  -  $48.000
                    Exercised during the year       (10,000)  $5.000  -   $7.752
                    Forfeited during the year       (89,375)  $7.752  -  $32.256
                    ------------------------------------------------------------

                      Balance at December 31, 2000  154,629   $7.752  -  $48.000

                    Granted during the year         735,118   $8.800  -  $20.000
                    Forfeited during the year       (38,125) $12.000  -  $48.000
                    ------------------------------------------------------------

                      Balance at December 31, 2001  851,622   $7.752  -  $48.000

                    Granted during the year          71,194   $4.540  -   $9.011
                    Forfeited during the year       (30,544)  $7.597  -  $48.000

                    ------------------------------------------------------------
                      Balance at December 31, 2002  892,272   $4.54   -  $48.000
                    ============================================================


                    The fair value of options granted during the year ended December 31, 2002 based on the Black-Scholes option pricing model amounted to $467,340.

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

                                                                                                           Remaining
                                  Range of                      Number                    Number          Contractual
                              Exercise Prices                 Outstanding               Exercisable           Life
                    ----------------------------------------------------------------------------------------------------------------
                              $10.000                                 325                     325            25 months
                              $7.750                               73,500                  26,166            72 months
                              $27.248                               1,250                   1,250            78 months
                              $32.256                              33,625                  12,875            85 months
                              $48.000                               3,250                   2,166            87 months
                              $11.875                               1,250                   1,250            12 months
                              $12.000                             306,887                 175,384            99 months
                              $8.80 - $12.00                      168,753                 157,917           104 months
                              $9.392 - $12.00                       8,694                   8,286           105 months
                              $9.600 - $20.00                     225,000                 225,000            34 months
                              $8.32 - $9.011                       13,053                   9,314           108 months
                              $7.4384                               3,125                       -           109 months
                              $6.3864                               9,496                   9,496           111 months
                              $7.52                                 3,125                   3,125            51 months
                              $7.5968                               5,243                       -           111 months
                              $6.08 - $8.32                        18,109                  12,958           114 months
                              $4.54 - $4.80                        17,587                   9,122           117 months

                    ----------------------------------------------------------------------------------------------------------------
                              $4.54 - $48.00                      892,272                 654,634
                    ================================================================================================================

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    During the years ended December 31, 2002, 2001 and 2000, the Company granted 32,071, 43,987 and 16,116 shares, respectively, of restricted stock to employees of Kirlin with a market value of approximately $179,000, $395,000 and $262,000, respectively. During the year ended December 31, 2002, 3,625 of the granted shares, with a market value net of unearned compensation of approximately $23,000, were forfeited and 18,944 shares were vested. The restricted shares remaining vest as follows:

                    Date                                               Shares
                    ------------------------------------------------------------

                    March 8, 2003                                      12,811
                    May 16, 2003                                        1,125
                    March 8, 2004                                      12,814
                    April 1, 2004                                         219
                    May 16, 2004                                        1,125
                    August 14, 2004                                       625
                    October 8, 2004                                     4,634
                    November 5, 2004                                    5,871
                    November 30, 2004                                   1,875
                    December 4, 2004                                      391
                    January 3, 2005                                       521
                    February 4, 2005                                    4,451
                    May 24, 2005                                        1,087
                    July 24, 2005                                       9,058
                    August 14, 2005                                       625
                    August 25, 2005                                    10,246
                    October 1, 2005                                     1,563
                    December 3, 2005                                    3,064
                    February 4, 2006                                      417
                    February 4, 2007                                      417
                    ------------------------------------------------------------
                                                                       72,939
                    ============================================================


10. NET CAPITAL     As a  registered  broker-dealer,  Kirlin is  subject  to the
    REQUIREMENT:    SEC's  Uniform Net Capital Rule 15c3-1,  which  requires the maintenance of minimum net capital. Kirlin computes net capital under the aggregate indebtedness method permitted by Rule 15c3-1, which requires that they maintain minimum net capital, as defined, of 6-2/3% of aggregate indebtedness, as defined, or $250,000, whichever is greater. Additionally, the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1.

                    At December 31, 2002 and 2001, Kirlin had net capital, as defined, of $1,363,016 and $1,467,679, respectively, which exceeded the minimum net capital requirements by $1,113,016 and $1,217,679, respectively. Kirlin's ratio of aggregate indebtedness to net capital was 2.45-to-1 and 2.16-to-1 at 2002 and 2001, respectively.

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. RETIREMENT AND The Company sponsors a retirement and savings plan for all SAVINGS PLAN: full-time employees over the age of 20 1/2 pursuant to
                    Section 401(k) of the Internal Revenue Code. The Company matches a percentage of each participant's contribution based on specific parameters. The Company's contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were approximately $60,000, $140,000 and $91,000, respectively. Effective March 31, 2002, the Company ceased matching any of the participant's contributions.


12. COMMITMENTS     The Company leases office space at several  locations  under
    AND             noncancelable  leases  expiring  at  various  times  through
    CONTINGENCIES:  October 31, 2006.  The minimum  annual  rental  payments for these leases are as follows:

                    Year ending December 31,

                          2003                                        $1,306,761
                          2004                                           837,293
                          2005                                           309,486
                          2006                                            80,482
                    ------------------------------------------------------------
                                                                      $2,534,022
                    ============================================================


                    The leases contain provisions for escalations based on increases in certain costs incurred by the lessor. Rent expense was approximately $1,410,000, $1,262,000 and $1,297,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    Other assets include a certificate of deposit, which is collateralizing a letter of credit, for the benefit of a landlord, in the amount of $100,000. At December 31, 2002, there were no amounts drawn down on this letter of credit.

                    In July 2002, the NASD notified Kirlin that it had made a preliminary determination to recommend that disciplinary action be brought against Kirlin and three of its current or former employees, including the president of the Company and Co-Chief Executive Officer of Kirlin, as a result of the sale of certain fixed income securities to clients of Kirlin from November 1995 to 1998. Certain of these securities were issued in $250,000 denominations. The NASD informed Kirlin that the potential violations of the NASD conduct rules and/or federal securities laws relate to the following (all of which activity occurred prior to 1999): sales of unregistered securities stemming from the sale of these securities in smaller denominations, placement of false and misleading advertising relating to these securities, charging of markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of securities laws allegedly in the amount of approximately $44,000, failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities, and failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD rules to prevent the aforementioned potential violations. In March 2003 the NASD initiated this disciplinary action against Kirlin and two employees seeking the imposition of sanctions, restitution and costs. The Company cannot predict the outcome of the disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers and former employees. It is the opinion of management, based upon its evaluation of each of these matters and the reserves established by the Company, that the resolution of all claims presently pending will not have a material adverse effect on the consolidated financial condition of the Company.


13. EMPLOYMENT      As of December 31, 2002,  Kirlin has  employment  agreements
    CONTRACTS:      with certain  employees  through August 2008. The agreements provide for base salaries, discretionary bonuses, brokerage commissions and allowances.

                    The minimum base salary and allowance payments are as follows:

                    Year ending December 31,

                        2003                                          $1,751,000
                        2004                                             921,000
                        2005                                             755,000
                        2006                                             755,000
                        2007                                             755,000
                        2008                                             503,333
                    ------------------------------------------------------------
                                                                      $5,440,333
                    ============================================================


14. FINANCIAL       The Company's  activities  can include the purchase and sale
    INSTRUMENTS:    of stock  options and  warrants.  Stock options and warrants give the buyer the right to purchase or sell securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

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

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. INCOME TAXES:   The Company files  consolidated  federal  income tax returns and separate Company state income tax returns.

                    The income tax benefit (provision) consists of:


                    Year ended December 31,              2002             2001                 2000
                    ----------------------------------------------------------------------------------
                    Current:
                      Federal                     $ 1,368,641      $   786,748              -
                      State                           (50,214)          (1,504)          $ (183,893)
                    -----------------------------------------------------------------------------------
                                                    1,318,427          785,244             (183,893)
                    -----------------------------------------------------------------------------------

                    Deferred:
                      Federal                      (2,386,522)         801,296            4,339,672
                      State                        (1,071,333)         382,939            1,416,888
                    -----------------------------------------------------------------------------------
                                                   (3,457,855)       1,184,235            5,756,560
                    -----------------------------------------------------------------------------------
                                                  $(2,139,428)      $1,969,479           $5,572,667
                    ===================================================================================


                    The benefit (provision) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:


                    Year ended December 31,              2002             2001                 2000
                    ----------------------------------------------------------------------------------

                    Tax at federal statutory rate        (34)%              (34)%                (34)%
                    State income taxes, net of
                     federal benefit                     (7)                 (7)                  (7)
                    Nondeductible loss on:
                     Sale of ParentNet                                                             7
                    Impairment of goodwill
                     and intangibles                     14
                    Valuation allowance                  62                   7                    6
                    Other                                 2                   1

                    ----------------------------------------------------------------------------------
                                                         33 %               (33)%                (28)%
                    ==================================================================================

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The deferred tax asset results from the following:



                    December 31,                                                   2002                 2001
                    ----------------------------------------------------------------------------------------
                    Net operating loss carryforwards                         $1,511,000           $1,745,000
                    Unrealized depreciation on
                     investment securities not readily marketable               826,000              410,000
                    Temporary differences in accrued expenses and
                     other temporary differences                              1,782,640            1,302,855
                    ----------------------------------------------------------------------------------------

                                                                              4,119,640            3,457,855

                    Less valuation allowance                                 (4,119,640)               -

                    ----------------------------------------------------------------------------------------
                                                                                  -               $3,457,855
                    ========================================================================================


                    In recognition of the uncertainty regarding the ultimate amount of future income tax benefits to be derived from the net operating loss carryforwards and other temporary differences, the Company has recorded a valuation allowance of approximately $4,119,640 at December 31, 2002.

                    The Company has a net operating loss carryforward of approximately $3,200,000 available to offset taxable income through 2022.

                    During the year ended December 31, 2002, the Company received approximately $1,338,000 of income tax refunds as a result of net operating loss carrybacks. Such amount was included in deferred tax asset as of December 31, 2001.


16. EARNINGS PER    The Company follows SFAS No. 128, Earnings Per Share,  which
    SHARE:          provides  for  the  calculation  of  "basic"  and  "diluted"
                    earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the years ended
                    December 31, 2002, 2001 and 2000, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive.

                                        KIRLIN HOLDING CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17. SUMMARIZED
    QUARTERLY
    DATA
    (UNAUDITED):


                                                                        Quarter Ended

                    ----------------------------------------------------------------------------------------------
                                                March 31         June 30        September 30        December 31
                    ----------------------------------------------------------------------------------------------

                    Year ended
                      December 31, 2002:
                       Revenue                $6,281,150       $5,599,164      $ 5,002,380        $ 4,479,486
                        Net loss                (659,006)        (338,937)      (3,280,433)        (4,524,262)
                        Net loss per share         (0.33)           (0.17)           (1.76)             (2.43)
                    ----------------------------------------------------------------------------------------------

                                                                Quarter Ended
                    ----------------------------------------------------------------------------------------------
                                                March 31         June 30       September 30       December 31
                    ----------------------------------------------------------------------------------------------
                    Year ended
                      December 31, 2001:
                       Revenue                $6,339,840       $5,213,885      $ 3,929,865         $7,509,298
                       Net loss                 (770,160)        (903,609)      (1,195,402)          (819,884)
                       Net loss per share          (0.47)          (0.56)            (0.70)             (0.47)
                    ----------------------------------------------------------------------------------------------


                    During the fourth quarter of 2002, the Company recorded a valuation allowance on the deferred tax asset and recorded impairment of goodwill and intangible assets resulting in charges of approximately $2,440,000.


18. SUBSEQUENT      On January 2, 2003, the Company granted 77,808 shares of its
    EVENTS:         common  stock to  employees  of Kirlin  relating to Kirlin's deferred commission plan for the fourth quarter of 2002 valued at approximately $218,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See Item 13.

ITEM 11.  EXECUTIVE COMPENSATION.

     See Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Items 10, 11, 12 and 13 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2003 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS AND PROCEDURES.

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


                                     PART IV


ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K.

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


                                                    KIRLIN HOLDING CORP.
                                                   (Registrant)

Dated:   March 31, 2003
                                                By:   /s/ Anthony J. Kirincic
                                                    ----------------------------
                                                    Name:  Anthony J. Kirincic
                                                    Title: President


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                 Title                                          Date
-------------------        ------                                       --------


/s/ David O. Lindner       Chairman of the Board of Directors     March 31, 2003
------------------------   and Chief Executive Officer
David O. Lindner           (Principal Executive Officer)



/s/ Anthony J. Kirincic    Director and President                 March 31, 2003
------------------------
Anthony J. Kirincic


/s/ Barry Shapiro          Chief Financial Officer (and           March 31, 2003
-----------------------    Principal Accounting Officer)
Barry Shapiro



/s/ Edward J. Casey        Director                               March 31, 2003
-----------------------
Edward J. Casey



/s/ Harold Paul            Director                               March 31, 2003
-----------------------
Harold Paul



/s/ John Milcetich
-----------------------    Director                               March 31, 2003
John Milcetich

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Kirlin Holding Corp. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




Dated:   March 31, 2003                             /s/ David O. Lindner
                                                    ----------------------------
                                                    David O. Lindner
                                                    Chief Executive Officer


Dated:   March 31, 2003                             /s/ Barry E. Shapiro
                                                    ----------------------------
                                                    Barry E. Shapiro
                                                    Chief Financial Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, David O. Lindner, certify that:

1.   I have reviewed this annual report on Form 10-K of Kirlin Holding Corp.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated:   March 31, 2003                                 /s/ David O. Lindner
                                                        ------------------------
                                                        David O. Lindner
                                                        Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Barry E. Shapiro, certify that:

1.   I have reviewed this annual report on Form 10-K of Kirlin Holding Corp.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   March 31, 2003                                /s/ Barry E. Shapiro
                                                       -------------------------
                                                       Barry E. Shapiro
                                                       Chief Financial Officer



                                  EXHIBIT INDEX


                                                                       Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                             from Document         Document     Page
------         -----------                                             -------------         --------     ----
3.1            Certificate of Incorporation                                  A                 3.1

3.1.1          Certificate of Correction to Certificate of                   A                3.1.1
               Incorporation, dated July 29, 1994

3.1.2          Certificate of Amendment of Certificate of                   --                 --            Filed
               Incorporation, dated December 18, 2002                                                     Herewith

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

4.4            Form of Class A Redeemable Common Stock Purchase              M                 4.4
               Warrant

4.5            Form of Class B Redeemable Common Stock Purchase              M                 4.5
               Warrant

10.1           1994 Stock Plan                                               A                10.2

10.2           Clearing Agreement between Kirlin Securities, Inc.            M                10.2
               and BNY Clearing Corp.

10.2.1         Substitute Exhibit 3 to the Clearing Agreement                N               10.2.1
               between Kirlin Securities, Inc. and BNY Clearing
               Corp.

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

10.9           [Omitted]

10.10          [Omitted]

10.11          Stock Option Agreement, dated as of July 8, 1999,             H                10.10
               between the Company and Harold Paul

10.12          [Omitted]

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

10.15          Stock Option Agreement, dated as of February 2,               J                10.15
               2000, between the Registrant
               and Edward Casey

10.15.1        Schedule of Omitted Document in the form of                   J               10.15.1
               Exhibit 10.15, including material detail in which
               such document differs from Exhibit 10.15
                                                                             K                10.16
10.16          Agreement, dated April 3, 2001, among the
               Registrant and Kirlin Securities, Inc., on the one
               hand, and M.S. Farrell & Co., Inc. and certain
               stockholders of M.S. Farrell Holdings, Inc., on
               the other hand
                                                                             K                10.17
10.17          Amendment, dated August 29, 2001, to Agreement,
               dated April 3, 2001, among the Registrant and
               Kirlin Securities, Inc., on the one hand, and M.S.
               Farrell & Co., Inc., M.S. Farrell Holdings, Inc.
               and certain stockholders of M.S. Farrell Holdings,
               Inc., on the other hand

10.18          Warrant, dated August 29, 2001, issued to M.S.                K                10.18
               Farrell & Co., Inc.

10.19          Employment Agreement, dated April 3, 2001, between            K                10.19
               Kirlin Securities, Inc. and Martin F. Schacker



                                                                       Incorporated
Exhibit                                                                By Reference           No. in
Number         Description                                             from Document         Document     Page
------         -----------                                             -------------         --------     ----

10.20          Stock Option Agreement, dated April 3, 2001,                  K                10.20
               between the Registrant and Martin F. Schacker.

10.21          Employment Agreement, dated August 29, 2001,
               between Registrant and David O. Lindner.                      L                10.21

10.22          Employment Agreement, dated August 29, 2001
               between Registrant and Anthony J. Kirincic.                   L                10.22

10.23          Form of Stock Option Agreement to reflect
               quarterly option grants by Registrant to David O.             L                10.23
               Lindner and Anthony J. Kirincic.

10.24          Indemnification Agreement, dated August 29, 2001,
               between Registrant and Martin F. Schacker.                    L                10.24

10.24.1        Schedule of Omitted Documents in Form of Exhibit
               10.24, including material detail in which such                L                10.25
               documents differ from Exhibit 10.24.

10.24.2        Schedule of Omitted Documents in the Form of O 10.24.2        O                10.24.2
               Exhibits 10.24, including material detail in which such
               document differs from Exhibit 10.24.

10.25          Stock Option Agreement, dated September 7, 2001,
               between Registrant and Edward Casey.                          L                10.26

10.25.1        Schedule of Omitted Document in form of Exhibit
               10.25, including material detail in which such                L                10.27
               document differs form Exhibit 10.25.

10.25.2        Schedule of Omitted Documents in the Form of O 10.25.2        O                10.24.2
               Exhibit 10.25, including material detail in which such
               Document differs from Exhibit 10.25.

10.26          [Omitted]

10.26.1        [Omitted]

10.27          Schedule of Omitted Document in form of Exhibit               N                10.27
               10.23, including material detail in which such
               document differs form Exhibit 10.23.

10.27.1        Schedule of Omitted Document in form of Exhibit              --                 --            Filed
               10.23, including material detail in which such                                              Herewith
               document differs from Exhibit 10.23.

10.28          NASD Subordination Loan Agreement SL-1 between                N                10.28
               Kirlin Securities, Inc. and BNY Clearing Services
               LLC.

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

J.   Registrant's Form 10-KSB for the fiscal year ended December 31, 2000.

K.   Registrant's Current Report on Form 8-K, dated August 29, 2001.

L.   Registrant's Form 10-Q for the fiscal quarter ended September 30, 2001.

M. Registrant's Form S-3 Registration Statement (No. 333-74366) as filed with the Securities and Exchange Commission on November 30, 2001.

N.   Registrant's Form 10-K for the fiscal year ended December 31, 2001.

O.   Registrant's Form 10-Q for the fiscal quarter ended June 30, 2002.