Form 10-Q
period 2003-03-31
KIRLIN HOLDING CORP
filed 2003-05-15
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities Act
-----    of 1934

For the quarterly period ended March 31, 2003
                               --------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the transition period from                        to
                               ----------------------    ----------------------

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


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At May 14, 2003, Issuer had outstanding 2,000,603 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Financial Condition


                                                                                         March 31,          December 31,
                                                                                            2003                2002
                                                                                      ----------------    -----------------
                                                                                        (Unaudited)
                                     ASSETS:

Cash and cash equivalents                                                             $      3,887,980    $       3,035,084
Due from Clearing Brokers                                                                      789,344              559,303
Securities Owned:
   U.S. government and agency obligations, at market value                                     100,325              320,103
   State and municipal obligations, at market value                                          1,058,407              757,450
   Corporate bonds and other securities, at market value                                       651,392              705,967
   Nonmarketable securities, at fair value                                                      62,873               72,725
Rebate Receivable                                                                            1,115,000              964,000
Representative Loans                                                                           458,259              547,914
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $3,060,538 and $2,944,342, respectively                                    458,790              574,986
Deferred Tax Assets, net of valuation allowances of $3,064,146 and $4,119,640,
    respectively                                                                               815,659                 -
Other Assets                                                                                   663,749              637,924
                                                                                      ----------------    -----------------

               Total assets                                                           $     10,061,778    $       8,175,456
                                                                                      ================    =================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $         81,501    $         143,205
   Accrued compensation                                                                      1,952,937            1,694,183
   Accounts payable and accrued expenses                                                     2,848,113            2,269,672
                                                                                      ----------------    -----------------

               Total liabilities                                                             4,882,551            4,107,060
                                                                                      ----------------    -----------------


   Subordinated liabilities                                                                  2,500,000            2,500,000
                                                                                      ----------------    -----------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 7,000,000 shares, issued and
      outstanding 1,856,053 and 1,798,224 shares, respectively                                     186                  180
   Additional paid-in capital                                                               16,121,449           16,226,346
   Unearned Stock Compensation                                                                (264,570)            (283,409)
   Accumulated deficit                                                                     (13,177,838)         (14,374,721)
                                                                                      ----------------    -----------------

               Total stockholders' equity                                                    2,679,227            1,568,396
                                                                                      ----------------    -----------------

               Total liabilities and stockholders'  equity                            $     10,061,778    $       8,175,456
                                                                                      ================    =================

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations


                                                       Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                   2003                2002
                                              ----------------   ---------------
                                                          (Unaudited)

Revenues:
   Principal transactions, net                $       159,631    $     (206,475)
   Commissions                                      4,247,980         5,461,709
   Investment banking                                 -                 342,982
   Other income                                       593,187           682,934
                                              ---------------    --------------

                                                    5,000,798         6,281,150
                                              ---------------    --------------
Expenses:
   Employee compensation and benefits               3,324,228         5,238,041
   Promotion and advertising                           74,141            95,375
   Clearance and execution charges                    110,747           167,394
   Occupancy and communications                       787,656         1,114,898
   Professional fees                                  140,958           129,675
   Interest                                           (14,206)           18,354
   Other                                              178,644           500,209
                                              ---------------    --------------

                                                    4,602,168         7,263,946
                                              ---------------    --------------

       Income (loss) before income
          tax benefit                                 398,630          (982,796)

Income tax benefit                                    798,253           323,790
                                              ---------------    --------------

    Net income (loss)                         $     1,196,883    $     (659,006)
                                              ===============    ==============

Basic and diluted earnings (loss)
   per common share                           $          0.64    $        (0.35)
                                              ===============    ==============

Weighted-average shares outstanding                 1,874,817         1,894,569
                                              ===============    ==============

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the three months ended March 31, 2003
(Unaudited)

                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock          Accumulated
                             Shares        Par Value        Capital       Compensation        Deficit          Total
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2003            1,798,224   $        180    $ 16,226,346   $    (283,409)      (14,374,721)  $   1,568,396

Stock issuances and
 amortization of unearned
 stock compensation              97,961             10         265,908            6,339           -              272,257

Stock forfeitures               (40,132)            (4)       (370,805)          12,500           -             (358,309)

Net income                       -               -              -                -             1,196,883       1,196,883
                          -------------   ------------    ------------   --------------    -------------   -------------

Stockholders' equity,
   March 31, 2003             1,856,053   $        186    $ 16,121,449   $     (264,570)   $ (13,177,838)  $   2,679,227
                          =============   ============    ============   ===============   ==============  =============


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                           2003                2002
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                $         1,196,883  $        (659,006)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                                           116,196            163,882
         Amortization                                                                           -                   24,166
         Deferred income taxes                                                                 (815,659)          (406,652)
         Decrease in nonmarketable securities                                                     9,852            282,662
         Noncash compensation                                                                   (86,052)           270,096
         (Increase) in securities owned, at market value                                        (26,604)          (173,438)
         (Increase) decrease in receivable from clearing brokers                               (230,041)         2,860,496
         (Increase) decrease in other assets                                                    (25,825)            10,777
         (Increase) in rebate receivable                                                       (151,000)           (70,000)
         Decrease in representative loans                                                        89,655            336,323
         (Decrease) in securities sold, not yet purchased, at market value                      (61,704)           (18,679)
         Increase (decrease) in accrued compensation                                            258,754            (46,360)
         Increase in accounts payable and accrued expenses                                      578,441             33,981
                                                                                    -------------------  -----------------

               Total adjustments                                                               (343,987)         3,267,254
                                                                                    -------------------  -----------------

               Net cash provided by operating activities                                        852,896          2,608,248
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                                   -                  (33,200)
   Acquisition of other businesses, net of cash                                                 -                  (62,540)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                            -                  (95,740)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Subordinated liabilities                                                                     -                2,500,000
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                        -                2,500,000
                                                                                    -------------------  -----------------

Net increase in cash and cash equivalents                                                       852,896          5,012,508

Cash and cash equivalents, beginning of period                                                3,035,084            972,086
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $         3,887,980  $       5,984,594
                                                                                    ===================  =================

Supplemental disclosures of consolidated cashflow information:
   Interest paid                                                                    $               807  $           1,681
   Income taxes paid                                                                $             6,192  $           7,776

Supplemental disclosures of noncash investing and financing activities:
   Common stock awards, net of forfeitures                                          $           (86,052) $         270,095

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.   Organization and Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Kirlin Holding Corp. and its wholly owned subsidiaries, Kirlin Securities, Inc. ("Kirlin"), Greenleaf Management Corp. ("Greenleaf"), and its majority-owned (63.7%) subsidiary, VentureHighway.com Inc. ("VentureHighway") (collectively, the "Company"). VentureHighway's consolidated financial statements include the accounts of Princeton Investments Holding Corp. ("PIHC") and Princeton Securities Corporation ("Princeton"). All material intercompany transactions and balances have been eliminated in consolidation.

     The Company's principal subsidiary, Kirlin, is a full-service, retail-oriented brokerage firm specializing in the trading and sale of both equity and fixed income securities, including mutual funds. Kirlin also offers a managed asset portfolio program to manage the financial assets of its clients.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     For comparability, certain balances in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2002 have been reclassified, where appropriate, to conform to the financial statement presentation used at March 31, 2003.

     The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, to apply the current accounting rules under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for options to purchase ownership interests granted to employees and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. Had compensation costs been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share for the three-months ended March 31, 2003 would have been as follows:

     ---------------------------------------------------------------------------
     Net income - as reported                 $  1,196,883

     Deduct: Total stock based
      employee compensation expense
      determined under the fair value
      based method                                (439,250)

     ---------------------------------------------------------------------------
     Net income - pro forma                  $     757,633
     ===========================================================================

     Basic and diluted income per
      common share - as reported             $       0.64
     Basic and diluted income per
      common share - pro forma               $       0.40
     ---------------------------------------------------------------------------


 2.   Income Taxes

     The entities comprising the Company, other than VentureHighway, file consolidated federal income tax returns but separate state income tax returns. VentureHighway filed a final federal income tax return on a stand-alone basis during 2002.

     In recognition of the uncertainty regarding the ultimate amount of future income tax benefits to be derived from net operating loss carryforwards and other temporary differences, the Company has recorded a valuation allowance of $3,064,146 at March 31, 2003 and $4,119,640 at December 31, 2002.

     The Company has a federal net operating loss carryforward of approximately $3,100,000 available to offset taxable income through 2022.

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

3.   Earnings Per Share

     The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three-month period ended March 31, 2002, potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive.

4.   Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements

     When used in this Form 10-Q and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated," "it is the opinion of management" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1:
Business," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in Form 10-K for the year ended December 31, 2002. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements


Critical Accounting Policies

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


          Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, which would result in additional income tax expense. During the period the valuation allowance related to Company's deferred tax asset related to its net operating loss carryforwards and other temporary differences was changed to approximately 79% from 100%. This change arose due to the developments during the first four-months of 2003, including the recordation of income from operations for the quarter ended March 31, 2003 and the expected results for the three-month period ended June 30, 2003. Management believes that the Company is prepared to return to long-term profitability as a result of its decision to return to its core business of retail brokerage, investent and merchant banking, and money management. As a result, the Company has reduced its expenses by eliminating personnel (including members of senior management of Kirlin Securities who received fixed salaries) and reducing its real estate and operational costs, such as eliminating non-productive branch offices. In addition, the Company is confident that the imposition of an annual account maintenance fee by Kirlin Securities will achieve increased revenue of approximately $800,000 per year.


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


          Legal Proceedings. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements. The Company's review of existing claims, arbitrations, and unpaid settlements at March 31, 2003 resulted in an accrued liability of $257,000.


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


Results of Operations


     Principal transactions, net for the three-month period ended March 31, 2003 increased 177% to $159,631 from $(206,475) in 2002. The increase is primarily attributable to an unrealized loss during the three-month period ended March 31, 2002 in the value of warrants the Company received in connection with its investment banking activities. To a lesser extent the increase is attributable to an increase in revenue related to equity and fixed income business for which the Company maintained an inventory.

     Commissions for the three-month period ended March 31, 2003 decreased 22.2% to $4,247,980 from $5,461,709 in 2002. The decrease is primarily attributable to the Company's decreased business in equity securities, unit trusts, and mutual funds, which are bought and sold on an agency basis for which the Company receives a commission. The decrease is also attributable to the absence in 2003 of the commissions related to a debt conversion the Company participated during the three-month period ended March 31, 2002.

     Investment banking for the three-month period ended March 31, 2003 was $0 as compared to $342,984. During the three-month period ended March 31, 2003 the Company did not generate any investment banking fees.

     Other income for the three-month period ended March 31, 2003 decreased 13.1% to $593,187 from $682,934 in 2002. The decrease is primarily attributable to the decreases in transactional and account balance rebates the Company is entitled to from its clearing broker and earnout payment income the Company is entitled to receive from GMST World Markets, Inc. offset by an increase in consulting income related to investment banking.

     Employee compensation and benefits for the three-month period ended March 31, 2003 decreased 36.5% to $3,324,228 from $5,238,041 in 2002. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The decrease during the three-month period ended March 31, 2003 is also reflective of the reduction of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35%. Other key management personnel also agreed to reduce their base salaries. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salary by 100% during the three-month period ended March 31, 2003. Finally, the Company's roster of employees decreased which caused a decrease in base salaries and commission payouts related to its deferred plans.

     Promotion and advertising for the three-month period ended March 31, 2003 decreased 22.3% to $74,141 from $95,375 in 2002 as a result of the Company's decrease in car allowances arising from the termination of certain employees as well as a decrease in promotional material expenses. The Company expects to increase its expenditures for promotion and advertising in future periods.

     Clearance and execution charges for the three-month period ended March 31, 2003 decreased 33.8% to $110,747 from $167,394 in 2002 primarily as a result of lower ticket volume.

     Occupancy and communications costs for the three-month period ended March 31, 2003 decreased 29.4% to $787,656 from $1,114,898 in 2002. This decrease is primarily a result of the move of one of the Company's branch offices to smaller and less expensive office space, reduction of depreciation expense related to assets that fully depreciated in the prior year, completion of the furniture financing related to the Company's Corporate offices in the prior year, reduction of communication and telephone expenses due to a reduction of the number of employees as compared to the prior year. As part of the Company's long distance telephone contract it received a credit for telephone expenses during the three-month period ended March 31, 2003.

     Professional fees for the three-month period ended March 31, 2003 increased 8.7% to $140,958 from $129,675 in 2002. The increase is reflective of legal fees related to the Company's vacated office space in San Diego. In December 2001 the Company's sub-tenant abandoned the San Diego office space and stopped paying rent to the Company. Based on the nature of the sub-tenant's relationship with the Company's landlord, the Company decided to stop paying rent as well. The Company's landlord pursued legal action and during the three-month period ended March 31, 2003 the court ruled in favor of the landlord. The Company has not been informed of the amount of the final judgment, however, the Company believes such amount will not have a material adverse effect on the consolidated financial condition of the Company.

     Interest expense for the three-month period ended March 31, 2003 decreased 177% to $(14,206) from $18,354 in 2002. Interest expense decreased primarily due to the reversal of accrued interest related to Kirlin Securities' deferred commission plan due to the termination of employment of certain registered representatives. To a lesser extent interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at a clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses for the three-month period ended March 31, 2003 decreased 64.3% to $178,644 from $500,209 in 2002 primarily as a result of no new accruals for customer arbitrations and reversal of prior accruals which arose due to the Company satisfying unpaid awards for less than the awarded amount and receipt of a promissory note for the partial reimbursement of two customer settlements. Shareholder administration expenses and franchise taxes decreased due to lower than expected expenses which resulted in lower incurred charges. Additionally, general office expenses have decreased due to the decrease in the number of employees, however, during February 2003 the Company entered into a new two year licensing agreement with an outside vendor to provide trade compliance monitoring support on all executed trades at a cost of approximately $4,000 per month. The Company may terminate this agreement with sixty days written notice.

     Income tax benefit for the three-month period ended March 31, 2003 was $798,253 as compared to $323,790 for the three-month period ended March 31, 2002. For the three-month period ended March 31, 2003 the valuation allowance related to Company's deferred tax assets related to its net operating loss carryforwards and other temporary differences was changed to approximately 79% from 100% as a result of events giving rise to greater expectation of a return to long-term profitability.

     Net income of $1,196,883 for the three-month period ended March 31, 2003 compares to net loss of $659,006 for the three-month period ended March 31, 2002. This resulted primarily from the change in revenues and expenses discussed above.


Liquidity and Capital Resources

     At March 31, 2003, approximately 64% of the Company's assets were comprised of cash and highly liquid securities.

     Cash and cash equivalents amounted to $3,887,980 at March 31, 2003 as compared to $3,035,084 at December 31, 2002. This increase is reflective of the collection of a new annual maintenance fee on client accounts that was collected during March 2003.

     Due from Clearing Brokers amounted to $789,344 at March 31, 2003 as compared to $559,303 at December 31, 2002. This 41.1% increase is primarily attributable to increased receivables related to agency commissions owed to the Company at the end of the quarter.

     Securities Owned at March 31, 2003 were $1,872,997 as compared to $1,856,245 at December 31, 2002. This line item is basically unchanged, however, the increase in U.S. government and agency obligations held in inventory for resale to its customers was offset by the decrease in state and municipal obligations securities held in inventory with respect to the Company's syndicate activities.

     Rebate Receivable amounted to $1,115,000 at March 31, 2003 as compared to $964,000 at December 31, 2002. This 15.7% increase is reflective of the rebate the Company is entitled to receive from its clearing broker as provided in the clearing agreement. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate is supposed to be paid by the clearing broker in the amount of $250,000 on March 31, 2003 and up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable. The Company is presently working with the clearing broker to receive the $250,000 that was owed to the Company on March 31, 2003, which in turn will be paid to the clearing broker to satisfy the March 31, 2003 payment under the subordinated loan agreement.

     Representative Loans at March 31, 2003 amounted to $458,259 as compared to $547,914 at December 31, 2002. This 16.4% decrease is reflective of the net change resulting from the disbursement of new loans provided to registered representatives as part of the Company's recruitment efforts net of the amortization, collections, and write-offs related to loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

     Furniture, Fixtures and Leasehold improvements, net, at March 31, 2003, decreased to $458,790 as compared to $574,986 at December 31, 2002. This 20.2% decrease primarily results from the depreciation of fixed assets during the first quarter of 2003.

     Deferred Tax Assets, net at March 31, 2003 amounted to $815,659 as compared to $0 at December 31, 2002. During the year the Company changed its valuation allowance to approximately 79% from 100% related to its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At March 31, 2003 the deferred tax assets amount to approximately $3,900,000 and the recorded valuation allowance amounts to approximately $3,100,000. If the Company continues to be profitable then it anticipates being able to use the entire deferred tax asset.

     Other assets increased by 4.1% to $663,747 at March 31, 2003, from $637,924 at December 31, 2002. The increase is attributable to the increase in commissions due the Company related to the sale of unit investment trusts, the net increase in receivables related to three legal matters whereby the receivable that existed at December 31, 2002 related to one matter was satisfied and a new receivable was established for two other matters. The increase is also attributable to the increase in accrued interest related to fixed income security positions held in inventory, increase in mutual fund commissions that were collected entirely during April 2003, offset by a decrease in the rent deposit related to one of the Company's leases which was forfeited as part of the early termination of that lease.

     Securities sold, not yet purchased amounted to $81,501 at March 31, 2003 as compared to $143,205 at December 31, 2002. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $1,952,937 at March 31, 2003 as compared to $1,694,183 at December 31, 2002, a 15.3% increase. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of the current quarter as compared to 2002.

     Accounts payable and accrued expenses at March 31, 2003 were $2,848,113 as compared to $2,269,672 at December 31, 2002. This 25.5% increase is primarily attributable to the collection in March 2003 of the annual maintenance fee charged to client accounts and the recordation on the Company's Statement of Financial Condition of an offsetting liability. The income related to the annual maintenance fee will be recognized monthly as the annual fee is amortized. The above increase is offset by a decrease in the accrued liability related to existing claims, arbitrations and unpaid settlements, which decreased due to the payment of some settlement amounts and the reversal of prior accruals due to the Company satisfying unpaid awards for less than the awarded amount. This line item also increased due to the rent accrual related to the Company's vacated office space in San Diego, which is described in the previous discussion regarding Professional Fees in Results of Operations. The increase is also attributable to the override payments to be made to the former owners of Princeton Securities, where the Company is required to pay an override on the commissions generated by the representatives directly hired as part of the transaction through March 2003. The final payment is expected to be made during May 2003, however, accrued amounts related to one of the former owners is being withheld due to a disagreement over amounts owed to the Company and its attorneys in relation to GMST World Market's arbitration. Accounts payable and accrued expenses include a deposit collected by the Company during March 2003 under an engagement to underwrite an initial public offering of a bio-pharmaceutical Company, which was subsequently aborted. The Company is presently analyzing the expenses incurred related to this engagement, and any funds that remain after the deduction of such expenses will be returned. To a lesser extent this line item increased due to the increase in payables related to the Company's general business.

     Subordinated liability at March 31, 2003 and December 31, 2003 amounted to $2,500,000. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan and calls for payments over various periods of time during this three-year period. The Company is presently working with the clearing broker to pay the $250,000 that was owed on March 31, 2003, which payment will be made from the funds received from the clearing broker under the rebate agreement.

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


Consolidated Contractual Obligations and Lease Commitments

     The table below summarizes information about our consolidated contractual obligations as of March 31, 2003 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.



                                                                                                                   2007 and
                               Total            2003              2004              2005             2006          thereafter
                            ------------    -------------    -------------     -------------     -----------     -------------
Equipment Lease
  obligations               $    208,517    $    122,551     $      51,906     $      22,614     $    11,446     $       -
Office Lease obligations       2,180,958         953,696           837,293           309,486          80,483             -
Employment contract
  obligations                  4,366,833         816,500           782,000           755,000         755,000         1,258,333
                            ------------    ------------     -------------     -------------     -----------     -------------

                            $  6,756,308    $  1,892,747       $ 1,671,199     $   1,087,100     $   846,929     $   1,258,333
                            ============    ============     =============     =============     ===========     =============




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

PART II: OTHER INFORMATION


ITEM 2: SALES OF UNREGISTERED SECURITIES


                                                     Consideration Received
                                                     and Description of                              If Option, Warrant
                                                     Underwriting or Other                           or Convertible
                                                     Discounts to Market                             Security, Terms of
                                     Number Sold     Price Afforded to         Exemption from        Exercise or
Date of Sale      Titel of Security  or forfeited    Purchasers                Registration Claimed  Conversions
----------------- ----------------- ---------------  ------------------------- --------------------- ----------------------
     1/2/03       Options to           8,992         Options granted under             4(2)          Fully exercisable
                  purchase                           1996 Stock Plan - no                            upon grant for a
                  Common Stock                       cash consideration                              period of 10 years
                                                     received by the Company.                        from date of grant,
                                                                                                     at an exercise price
                                                                                                     of $3.484 per share.

----------------- ----------------- ---------------  ------------------------- --------------------- ----------------------

     1/2/03       Options to           13,354        Options granted under             4(2)          Fully exercisable
                  purchase                           1996 Stock Plan - no                            commencing 1/2/06
                  Common Stock                       cash consideration                              until 10 years from
                                                     received by the Company.                        date of grant, at an
                                                                                                     exercise price of
                                                                                                     $2.80 per share.

ITEM 5: OTHER INFORMATION

     On April 9, 2003, the Company was advised by Nasdaq that the Company was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On April 29, 2003 the Company submitted a letter to Nasdaq providing information regarding the financial situation of the Company and which concluded that the Company would report stockholders' equity in excess of $2,500,000 at March 31, 2003.

     On May 1, 2003, Nasdaq informed the Company that based on its review of this information, it had determined to grant the Company the ability to regain compliance by filing a Form 10-Q with the SEC on or before May 20, 2003 demonstrating compliance with all continued listing requirements set forth in the Nasdaq Marketplace Rules.

     Based on the information provided in this Form 10-Q, the Company believes it has demonstrated compliance with the Marketplace Rules.



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


                                        Kirlin Holding Corp.
                                        --------------------
                                        (Registrant)



Dated:   May 15, 2003                   By:   /s/ Anthony J. Kirincic
                                             -----------------------------------
                                             Anthony J. Kirincic
                                             President



Dated:   May 15, 2003                   By:   /s/ Barry E. Shapiro
                                             -----------------------------------
                                             Barry E. Shapiro
                                             Chief Financial Officer
                                             (and principal accounting officer)

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


Dated:   May 15, 2003                         /s/ David O. Lindner
                                             -----------------------------------
                                             David O. Lindner
                                             Chief Executive Officer


Dated:   May 15, 2003                         /s/ Barry E. Shapiro
                                             -----------------------------------
                                             Barry E. Shapiro
                                             Chief Financial Officer

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



Dated:   May 15, 2003                         /s/ David O. Lindner
                                             -----------------------------------
                                             David O. Lindner
                                             Chief Executive Officer

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



Dated:   May 15, 2003                         /s/ Barry E. Shapiro
                                             -----------------------------------
                                             Barry E. Shapiro
                                             Chief Financial Officer