Form 10-Q
period 2003-06-30
KIRLIN HOLDING CORP
filed 2003-08-14
CIK 930797

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities Act of
--   1934

For the quarterly period ended June 30, 2003
                               -------------


__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------

                              KIRLIN HOLDING CORP.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                     11-3229358
----------------------------------------             ---------------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)


                 6901 Jericho Turnpike, Syosset, New York 11791
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 899-9400
                                 --------------
               (Registrant's Telephone Number Including Area Code)


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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At August 12, 2003, Issuer had outstanding 2,029,408 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. and SUBSIDIARIES



Consolidated Statements of Financial Condition

                                                                                          June 30,          December 31,
                                                                                            2003                2002
                                                                                      -----------------   ------------------
                                                                                        (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                             $      3,679,520    $       3,035,084
Due from Clearing Brokers                                                                    1,319,675              559,303
Securities Owned:
   U.S. government and agency obligations, at market value                                      95,210              320,103
   State and municipal obligations, at market value                                            789,950              757,450
   Corporate bonds and other securities, at market value                                     1,492,035              705,967
   Nonmarketable securities, at fair value                                                      72,892               72,725
Rebate Receivable                                                                              970,000              964,000
Representative Loans                                                                           367,741              547,914
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $2,855,330 and $2,944,342, respectively                                    290,075              574,986
Deferred Tax Assets, net of valuation allowances of $2,365,517 and $4,119,640,
    respectively                                                                             1,250,592                 -
Other Assets                                                                                   665,688              637,924
                                                                                      -----------------   ------------------

               Total assets                                                           $     10,993,378    $       8,175,456
                                                                                      =================   ==================

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                               $        249,341    $         143,205
   Accrued compensation                                                                      1,949,380            1,694,183
   Accounts payable and accrued expenses                                                     2,236,886            2,269,672
                                                                                      -----------------   ------------------

               Total liabilities                                                             4,435,607            4,107,060
                                                                                      -----------------   ------------------


   Subordinated liabilities                                                                  2,187,500            2,500,000
                                                                                      -----------------   ------------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 7,000,000 shares, issued and
      outstanding 1,982,790 and 1,798,224 shares, respectively                                     198                  180
   Additional paid-in capital                                                               16,239,793           16,226,346
   Unearned Stock Compensation                                                                (211,702)            (283,409)
   Accumulated deficit                                                                     (11,658,018)         (14,374,721)
                                                                                      -----------------   ------------------

               Total stockholders' equity                                                    4,370,271            1,568,396
                                                                                      -----------------   ------------------

               Total liabilities and stockholders'  equity                            $     10,993,378    $       8,175,456
                                                                                      =================   ==================

See Notes to Consolidated Financial Statements
                                                                               2

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Operations


                                                                  Three-Months Ended                  Six-Months Ended
                                                                       June 30,                           June 30,
                                                           ----------------------------------  --------------------------------
                                                                2003               2002             2003            2002
                                                           ----------------  ----------------  --------------- ----------------
                                                                        (Unaudited)                     (Unaudited)
Revenues:
   Principal transactions, net                             $       259,612   $       (50,221) $       419,243  $      (256,696)
   Commissions                                                   5,659,944         4,508,480        9,907,924        9,970,189
   Investment Banking                                              465,000           563,329          465,000          906,311
   Other income                                                    736,284           577,576        1,329,471        1,260,510
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 7,120,840         5,599,164       12,121,638       11,880,314
                                                           ----------------  ---------------- ---------------- ----------------
Expenses:
   Employee compensation and benefits                            4,494,033         3,852,393        7,818,261        9,090,434
   Promotion and advertising                                        42,717           107,209          116,857          202,584
   Clearance and execution charges                                 142,983           134,029          253,730          301,422
   Occupancy and communications                                    866,040           978,293        1,653,696        2,093,192
   Professional fees                                               217,388           356,824          358,346          486,499
   Interest                                                          8,120           (21,147)          (6,086)          (2,793)
   Other                                                           337,477           743,940          516,122        1,244,148
                                                           ----------------  ---------------- ---------------- ----------------

                                                                 6,108,758         6,151,541       10,710,926       13,415,486
                                                           ----------------  ---------------- ---------------- ----------------

   Income (loss) before income tax benefit                       1,012,082          (552,377)       1,410,712       (1,535,172)

Income tax benefit                                                 507,738           213,440        1,305,991          537,230
                                                           ----------------  ---------------- ---------------- ----------------

   Net income (loss)                                       $     1,519,820   $      (338,937) $     2,716,703  $      (997,942)
                                                           ================  ================ ================ ================

Basic earnings (loss) per common share                     $          0.77   $         (0.18) $          1.41  $         (0.53)
                                                           ================  ================ ================ ================

Weighted-average shares outstanding                              1,982,850         1,873,357        1,929,132        1,883,904
                                                           ================  ================ ================ ================

Diluted earnings (loss) per common share                   $          0.71   $         (0.18) $          1.35  $         (0.53)
                                                           ================  ================ ================ ================

Adjusted weighted-average shares outstanding                     2,136,694         1,873,357        2,006,054        1,883,904
                                                           ================  ================ ================ ================

See Notes to Consolidated Financial Statements
                                                                               3

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the six months ended June 30, 2003
(Unaudited)


                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock          Accumulated
                             Shares        Par Value        Capital       Compensation        Deficit          Total
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2003            1,798,224   $        180    $ 16,226,346   $     (283,409)      (14,374,721) $   1,568,396

Stock issuances and
   amortization of
   unearned stock
   compensation                 256,834             25         532,664           17,428           -              550,117

Stock forfeitures               (72,268)            (7)       (519,217)          54,279           -             (464,945)

Net income                         -               -              -                -           2,716,703       2,716,703
                          --------------  -------------   -------------  ---------------   --------------  --------------

Stockholders' equity,
   June 30, 2003              1,982,790   $        198    $ 16,239,793   $     (211,702)   $ (11,658,018)   $  4,370,271
                          ==============  =============   =============  ===============   ===============  =============


See Notes to Consolidated Financial Statements
                                                                               4

KIRLIN HOLDING CORP. and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                           2003                2002
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                $      2,716,703     $    (997,942)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                                        214,233            325,146
         Amortization                                                                        -                  120,833
         Deferred income taxes                                                            (1,250,592)           719,862
         (Increase) decrease in nonmarketable securities                                        (167)           428,828
         Noncash compensation                                                                 85,173            377,942
         Loss on disposal of fixed assets                                                     70,678            -
         (Increase) in securities owned, at market value                                    (593,675)           (77,968)
         (Increase) decrease in receivable from clearing brokers                            (760,372)         1,248,122
         (Increase) in income taxes receivable                                               -               (1,213,881)
         (Increase) in other assets                                                          (27,764)        (1,512,517)
         (Increase) in rebate receivable                                                      (6,000)          (443,000)
         Decrease in representative loans                                                    180,173            382,404
         (Decrease) in securities sold, not yet purchased, at market value                   106,136          2,140,590
         Increase in accrued compensation                                                    255,197             49,350
         (Decrease) increase in accounts payable and accrued expenses                        (32,786)            40,702
                                                                                    -------------------  -----------------

               Total adjustments                                                          (1,759,766)         2,586,413
                                                                                    -------------------  -----------------

               Net cash provided by operating activities                                     956,937          1,588,471
                                                                                    -------------------  -----------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                                -                  (66,339)
   Acquisition of other businesses, net of cash                                              -                  (91,330)
                                                                                    -------------------  -----------------

               Net cash used in investing activities                                         -                 (157,669)
                                                                                    -------------------  -----------------

Cash flows from financing activities:
   Subordinated liabilities                                                               (312,500)           2,500,000
   Repurchases of stock                                                                      -                 (608,499)
                                                                                    -------------------  -----------------

               Net cash provided by financing activities                                  (312,500)           1,891,501
                                                                                    -------------------  -----------------

Net increase in cash and cash equivalents                                                    644,436          3,322,303

Cash and cash equivalents, beginning of period                                             3,035,084            972,086
                                                                                    -------------------  -----------------

               Cash and cash equivalents, end of period                             $      3,679,520     $    4,294,389
                                                                                    ===================  =================

Supplemental disclosures of consolidated cashflow information:
   Interest paid                                                                    $          9,661     $        3,507
   Income taxes paid                                                                $          6,192     $        7,776

Supplemental disclosures of noncash investing and financing activities:
   Common stock awards, net of forfeitures                                          $         85,173     $      377,942

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

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     For comparability, certain balances in the Consolidated Statement of Cash Flows for the three and six-month periods ended June 30, 2002 have been reclassified, where appropriate, to conform to the financial statement presentation used at June 30, 2003.

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

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

                                                  Three-Months       Six-Months
                                                     Ended             Ended
                                                  June 30, 2003    June 30, 2003
                                                 --------------  ---------------

          Net income (loss) - as reported        $   1,519,820    $   2,716,703

             Deduct: Total stock based employee
             compensation expense determined
             under the fair value based method        (144,713)        (289,426)
                                                 --------------  ---------------

          Net income (loss) - pro forma          $   1,375,107    $   2,427,277
                                                 ==============  ===============

          Basic income per common share -
             as reported                         $        0.77    $        1.41

          Diluted income per common share -
             as reported                         $        0.71    $        1.35

          Basic income per common share -
             pro forma                           $        0.69    $        1.26

          Diluted income per common share -
             pro forma                           $        0.64    $        1.21


2.   Income Taxes

     The entities comprising the Company, other than VentureHighway, file consolidated federal income tax returns but separate state income tax returns. VentureHighway filed a final federal income tax return on a stand-alone basis during 2002.

     In recognition of the uncertainty regarding the ultimate amount of future income tax benefits to be derived from net operating loss carryforwards and other temporary differences, the Company has recorded a valuation allowance of $2,365,517 at June 30, 2003 and $4,119,640 at December 31, 2002.

     The Company has a federal net operating loss carryforward of approximately $2,600,000 available to offset taxable income through 2022.


3.   Earnings Per Share

     The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and six-month periods ended June 30, 2002, potential common shares

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

     have not been included in the computation of diluted EPS since the effect would be antidilutive.

4.   Contingencies

     In March 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin Securities and two of its officers or employees, including the President of the Company and Co-Chief Executive Officer of Kirlin Securities, related to sales of certain fixed income securities to clients of Kirlin Securities from November 1995 to late 1999. Certain of these securities were issued in $250,000 denominations. The NASD alleged that Kirlin Securities violated provisions of the NASD Conduct Rules and/or federal securities laws related to the following (all of which activity occurred prior to December 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising relating to these securities;
     (iii) charging markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of the federal securities laws allegedly in the amount of approximately
     $44,000; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned alleged violations. The NASD Complaint seeks the imposition of sanctions, restitution and costs. The Company intends to vigorously defend itself but cannot predict the outcome of this disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

     In July 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin Securities and three of its former registered representatives alleging violations of the NASD Conduct Rules in connection with certain purchases or sales of equity securities by customers of Kirlin Securities in 1999 and 2000. In particular, the NASD staff contends that the transaction charges imposed on a small percentage of the transactions emanating from a single branch office of Kirlin Securities during this period were excessive or unreasonable in light of the circumstances surrounding those trades, in violation of NASD rules. The NASD staff also contends that Kirlin Securities and a former branch manager failed to supervise reasonably certain registered representatives regarding these transactions and did not maintain or enforce supervisory procedures reasonably designed to ensure compliance with applicable rules. The NASD Complaint seeks the imposition of sanctions, including disgorgement, and costs. The Company intends to vigorously defend itself but cannot predict the outcome of this disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

     Also in July 2003, the NASD staff informed Kirlin Securities that it has made a preliminary determination to recommend the commencement of a disciplinary proceeding against Kirlin Securities and four of its present or former employees concerning alleged violations of NASD rules and/or federal securities laws or regulations related to transactions effected during late 1999 in three securities accounts associated with a single customer. The potential allegations include violations of the antifraud provisions of the federal securities laws and NASD Conduct Rules related to: (i) undisclosed markups or markdowns in the amount of approximately $692,000; (ii) the falsification or destruction of certain trade tickets or other records; (iii) false and misleading confirmation statements; (iv) failures to obtain best execution; and (v) numerous trade reporting errors. In addition, the NASD staff has indicated that it may allege that Kirlin Securities and a former branch manager failed to supervise reasonably conduct by a registered representative and a sales supervisor related to

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

     these customer accounts and that Kirlin Securities failed to maintain adequate supervisory procedures. Kirlin Securities has been given an opportunity to respond to the potential recommendation by the NASD staff. The Company cannot predict with certainty whether the NASD Department of Enforcement will commence a disciplinary proceeding related to these matters, and if so, the precise nature or scope of any such disciplinary proceeding or whether such proceeding will have a material adverse effect on the consolidated financial condition of the Company.

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


          Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, which would result in additional income tax expense. During the period the Company changed its valuation allowance. At June 30, 2003 the valuation allowance is approximately 65% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences. This change arose due to the developments during the first six-months of 2003, including the recordation of income from operations for the six-month period ended June 30, 2003. Management believes that the Company is prepared to return to long-term profitability as a result of its decision to return to its core business of retail brokerage, investment and merchant banking, and money management. As a result the Company has reduced its expenses by eliminating personnel (including members of senior management of Kirlin Securities who received fixed salaries) and reducing its real estate and operational costs, such as eliminating non-productive branch offices. In addition, the Company is confident that the imposition of an annual account maintenance fee by Kirlin Securities will achieve increased revenue of approximately $800,000 per year.

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


          Legal Proceedings. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements. The Company's review of existing claims, arbitrations, and unpaid settlements at June 30, 2003 resulted in an accrued liability of approximately $243,000.

          The Company is involved in several disciplinary proceedings commenced by the NASD that are discussed in Part II, Item 1, Legal Proceedings. The Company intends to vigorously defend itself but cannot predict the outcome of these matters and is unable to determine whether they will have a material adverse effect on the consolidated financial condition of the Company. As a result the Company has not established an accrued liability or reserve with respect to these matters at this time. The ultimate resolution of these matters could have a material adverse effect.


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


Results of Operations

     Principal transactions, net for the three and six-month periods ended June 30, 2003 increased to $259,612 and $419,243, respectively, from the comparable periods in 2002. The increase is attributable to unrealized gains in the Company's investment account and the value of warrants the Company received in connection with its investment banking activities, and an increase in revenue related to equity and fixed income business for which the Company maintained an inventory.

     Commissions for the three and six-month periods ended June 30, 2003 increased 25.5% and decreased 1%, respectively, to $5,659,944 and $9,907,924 from the comparable periods in 2002. The change during the three-month period ended June 30, 2003 is primarily attributable to the Company's increased business in equity securities, mutual funds, and fees for facilitating the trading strategy of customers. Commissions during the six-month period ended June 30, 2003 did not increase due to non-repetitive commissions generated during the six-month period ended June 30, 2002 from a debt conversion and an initial public offering.

     Investment banking for both the three and six-month periods ended June 30, 2003 was $465,000, decreasing 17.5% and 48.7%, respectively, from the comparable periods in 2002. During the three-month period ended June 30, 2003 the Company acted as the placement agent for the acquisition of Montana Mills Bread Co. by Krispy Kreme Donuts. During the six-month period ended June 30, 2002 the Company earned investment banking fees of approximately $363,000 from a debt conversion and approximately $563,000 from an initial public offering.

     Other income for the three and six-month periods ended June 30, 2003 increased 27.5% and 5.5%, respectively, to $736,284 and $1,329,471 from the comparable periods in 2002. The increase is primarily attributable to the increase in transactional and account balance rebates the Company is entitled to from its clearing broker.

     Employee compensation and benefits for the three and six-month periods ended June 30, 2003 increased 16.7% and decreased 14%, respectively, to $4,494,033 and $7,818,261 from the comparable periods in 2002. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The decrease during the six-month period ended June 30, 2003 is also reflective of the reduction of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35% during the first three months of the period. Other key management personnel also agreed to reduce their base salaries during this period. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salary by 100% during the three-month period ended March 31, 2003. Additionally, during the three-month period ended June 30, 2003 the Company collected an outstanding loan from a former employee that was written off in a prior year. Finally, the Company's roster of employees decreased which caused a decrease in base salaries and commission payouts related to its deferred plans.

     Promotion and advertising for the three and six-month periods ended June 30, 2002 decreased 60.2% and 42.3%, respectively, to $42,717 and $116,857 from the comparable periods in 2002 as a result of the Company's decrease in car allowances arising from the termination of certain employees as well as a decrease in promotional material expenses. The Company expects to increase its expenditures for promotion and advertising in future periods.

     Clearance and execution charges for the three and six-month periods ended June 30, 2003 increased 6.7% and decreased 15.8%, respectively, to $142,983 and $253,730 from the comparable periods in 2002 primarily as a result of higher and lower ticket volume in the respective periods.

     Occupancy and communications costs for the three and six-month periods ended June 30, 2003 decreased 11.5% and 21%, respectively, to $866,040 and $1,653,696 from the comparable periods in 2002. This decrease is primarily a result of the move of one of the Company's branch offices to smaller and less expensive office space, reduction of depreciation expense related to assets that were fully depreciated in the prior year, completion of the furniture financing related to the Company's corporate offices in the prior year, reduction of communication and telephone expenses due to a reduction of the number of employees as compared to the prior year. As part of the Company's long distance telephone contract it received a credit for telephone expenses during the three-month period ended March 31, 2003. Finally, during the three-month period ended June 30, 2003, the Company recognized a loss for approximately $71,000 related to the disposal of fixed assets in the Company's New York City office, which was closed, and its Red Bank office, which lease expired. The representative's located in these closed offices were primarily relocated to other offices.

     Professional fees for the three and six-month periods ended June 30, 2003 decreased 39.1% and 26.3%, respectively, to $217,388 and $358,346 from the comparable periods in 2002. The decrease is reflective of non-recurring legal fees in the prior period, as well as the shift toward more legal work being performed internally by the Company. Outside counsel has been and continues to be used in certain customer arbitrations and regulatory matters related to potential violations of NASD Conduct Rules and/or Federal securities laws. Professional fees are reflective of legal fees related to the Company's vacated office space in San Diego. In December 2001 the Company's sub-tenant abandoned the San Diego office space and stopped paying rent to the Company. Based on the nature of the sub-tenant's relationship with the Company's landlord, the Company decided to stop paying rent as well. The Company's landlord pursued legal action and during the three-month period ended March 31, 2003 the court ruled in favor of the landlord. During June 2003 the Company was informed that the final settlement amounts to $227,000, which was fully accrued prior to the time of the final payment. For the period from December 2001 through May 2003, the Company continued to accrue on a monthly basis an amount equivalent to the straight-line rent related to the San Diego lease.

     Interest expense for the three and six-month periods ended June 30, 2003 increased 138% and decreased 118%, respectively, to $8,120 and $(6,086) from the comparable periods in 2002. Interest expense increased during the three-month period ended June 30, 2003 primarily due to the reversal during the comparable period in 2002 of accrued interest related to Kirlin Securities' deferred commission plan and arose from the termination of employment of certain registered representatives. Non-vested deferred commission interest related to terminated representatives is immediately forfeited. During the six-month period ended June 30, 2003 the interest related to terminated representatives exceeded the interest cost related to existing representatives by $6,086. To a lesser extent interest expense decreased as a result of a reduction of inventory positions purchased on margin and securities sold short, which are held at a clearing broker and charged interest. The Company seeks to minimize its cash balances and withdraws cash for operations from its trading accounts as needed. To the extent necessary, inventory positions are utilized as collateral for such withdrawals.

     Other expenses for the three and six-month periods ended June 30, 2003 decreased 54.6% and 58.5%, respectively, to $337,477 and $516,122 from the comparable periods in 2002 primarily as a result of no new significant accruals for customer arbitrations and reversal of prior accruals which arose due to the Company satisfying unpaid awards for less than the awarded amount and receipt of a promissory note for the partial reimbursement of two customer settlements. Shareholder administration expenses and franchise taxes decreased due to lower than expected expenses for 2002 which resulted in lower incurred charges paid during 2003. Additionally, general office expenses have decreased due to the decrease in the number of employees, however, during February 2003 the Company entered into a new two year licensing agreement with an outside vendor to provide trade compliance monitoring support on all executed trades at a cost of approximately $4,000 per month. The Company may terminate this agreement with sixty days written notice.

     Income tax benefit for the three and six-month periods ended June 30, 2003 were $507,738 and 1,305,991, respectively. This income tax benefit incorporates the expected usage of the Company's net operating loss carryforward. During the period the Company changed its valuation allowance. At June 30, 2003 the valuation allowance is approximately 65% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability.

     Net income of $1,519,820 and $2,716,703 for the three and six-month periods ended June 30, 2003 compares to net loss of $338,937 and $997,942 for the three and six-month periods ended June 30, 2002. This resulted primarily from the change in revenues and expenses discussed above.


Liquidity and Capital Resources

     At June 30, 2003, approximately 67% of the Company's assets were comprised of cash and highly liquid securities.

     Cash and cash equivalents amounted to $3,679,520 at June 30, 2003 as compared to $3,035,084 at December 31, 2002. This increase is reflective of the collection of a new annual maintenance fee on client accounts that was collected during March 2003.

     Due from Clearing Brokers amounted to $1,319,675 at June 30, 2003 as compared to $559,303 at December 31, 2002. This 136% increase is primarily attributable to increased receivables related to agency commissions owed to the Company and cash balances maintained in the Company's trading's accounts at the end of the quarter.

     Securities Owned at June 30, 2003 were $2,450,087 as compared to $1,856,245 at December 31, 2002. This increase is primarily reflective of the increase in equity securities maintained in the Company's investment account which should yield a higher paying dividend as compared to the current money market fund rate. The above increase is offset by a decrease in U.S. government and agency obligations held in inventory with respect to the Company's retail activities.

     Rebate Receivable amounted to $970,000 at June 30, 2003 as compared to $964,000 at December 31, 2002. This line item is basically unchanged, however, during the period the Company generated income and fees which increased this line item by $318,500 offset by the collection of $312,500 of this rebate receivable. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. In the future, the rebate is supposed to be paid by the clearing broker up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

     Representative Loans at June 30, 2003 amounted to $367,741 as compared to $547,914 at December 31, 2002. This 32.9% decrease is reflective of the net change resulting from the disbursement of new loans provided to registered representatives as part of the Company's recruitment efforts net of the amortization, collections, and write-offs related to loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

     Furniture, Fixtures and Leasehold improvements, net, at June 30, 2003, decreased to $290,075 as compared to $574,986 at December 31, 2002. This 49.6% decrease primarily results from the depreciation of fixed assets and the write-off of fixed assets for approximately $71,000 located in two branch offices as previously discussed in the occupancy and communications in Result of Operations.

     Deferred Tax Assets, net at June 30, 2003 amounted to $1,250,592 as compared to $0 at December 31, 2002. The deferred tax asset changed during the period due to the expected utilization of the Company's net operating loss carryforward and the change in its valuation allowance. At June 30, 2003 the valuation allowance is approximately 65% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At June 30, 2003 the deferred tax assets amount to approximately $3,616,000 and the recorded valuation allowance amounts to approximately $2,366,000. If the Company continues to be profitable then it anticipates being able to use the entire deferred tax asset.

     Other assets increased by 4.4% to $665,688 at June 30, 2003, from $637,924 at December 31, 2002. The increase is attributable to the increase in commissions due the Company related to the sale of unit investment trusts and mutual funds. Commissions related to the unit investment trusts are expected to be paid approximately sixty to ninety days after their closing dates, while the mutual fund commissions were collected entirely during July 2003. The above increase is offset by (i) decrease of a net receivable related to three legal matters whereby the receivables that existed at December 31, 2002 related to two matters were satisfied and a new receivable was established for one other matter; (ii) decrease in the rent deposits related to three of the Company's leases, two of which were forfeited as part of the early termination of those leases; and (iii) decrease in prepaid expenses related to the amortization of expenses related to the Company's operations.

     Securities sold, not yet purchased amounted to $249,341 at June 30, 2003 as compared to $143,205 at December 31, 2002. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $1,949,380 at June 30, 2003 as compared to $1,694,183 at December 31, 2002, a 15.1% increase. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of the current quarter as compared to 2002.

     Accounts payable and accrued expenses at June 30, 2003 were $2,236,886 as compared to $2,269,672 at December 31, 2002, a 1.4% decrease. The change is attributable to the collection in March 2003 of the annual maintenance fee charged to client accounts and the recordation on the Company's Statement of Financial Condition of an offsetting liability. The income related to the annual maintenance fee will be recognized monthly as the annual fee is amortized. The above increase is offset by a decrease in the accrued liability related to existing claims, arbitrations and unpaid settlements, which decreased due to the payment of some settlement amounts and the reversal of prior accruals due to the Company satisfying unpaid awards for less than the awarded amount. This line item also decreased due to the payment of the rent accrual related to the Company's vacated office space in San Diego, which is described in the previous discussion regarding Professional Fees in Results of Operations. The increase is also attributable to the override payments to be made to the former owners of Princeton Securities, where the Company is required to pay an override on the commissions generated by the representatives directly hired as part of the transaction through March 2003. The final payment was expected to be made during May 2003, however, accrued amounts related to one of the former owners is being withheld due to a disagreement over amounts owed to the Company and its attorneys in relation to GMST World Market's arbitration. To a lesser extent this line item increased due to the increase in payables related to the Company's general business.

     Subordinated liability amounted to $2,187,500 at June 30, 2003 as compared to $2,500,000 at December 31, 2002. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan and calls for payments over various periods of time during this three-year period. During the six-month period ended June 30, 2003 the Company repayed $312,500 of this subordinated loan back to the clearing broker, which payment was made from the funds received from the clearing broker under the rebate agreement.

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

     The Company is involved in several disciplinary proceedings commenced by the NASD that are discussed in Part II, Item 1, Legal Proceedings. The Company intends to vigorously defend itself but cannot predict the outcome of these matters and is unable to determine whether they will have a material adverse effect on the consolidated financial condition of the Company.

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


Consolidated Contractual Obligations and Lease Commitments

     The table below summarizes information about our consolidated contractual obligations as of June 30, 2003 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.


                                                                                                                   2007 and
                               Total            2003              2004             2005             2006          thereafter
                            ------------    -------------     -------------    --------------    ------------    --------------
Equipment Lease
  obligations               $    161,852     $     75,886      $     51,906     $      22,614     $    11,446     $       -
Office Lease obligations       1,767,401          552,836           824,596           309,486          80,483             -
Employment contract
  obligations                  3,900,833          377,500           755,000           755,000         755,000         1,258,333
                            ------------    -------------     -------------    --------------    ------------    --------------

                             $ 5,830,086     $  1,006,272      $  1,631,502     $   1,087,100     $   846,929      $  1,258,333
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



ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     In March 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin Securities and two of its officers or employees, including the President of the Company and Co-Chief Executive Officer of Kirlin Securities, related to sales of certain fixed income securities to clients of Kirlin Securities from November 1995 to late 1999. Certain of these securities were issued in $250,000 denominations. The NASD alleged that Kirlin Securities violated provisions of the NASD Conduct Rules and/or federal securities laws related to the following (all of which activity occurred prior to December
1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising relating to these securities; (iii) charging markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of the federal securities laws allegedly in the amount of approximately $44,000; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned alleged violations. The NASD Complaint seeks the imposition of sanctions, restitution and costs. The Company intends to vigorously defend itself but cannot predict the outcome of this disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

     In July 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin Securities and three of its former registered representatives alleging violations of the NASD Conduct Rules in connection with certain purchases or sales of equity securities by customers of Kirlin Securities in 1999 and 2000. In particular, the NASD staff contends that the transaction charges imposed on a small percentage of the transactions emanating from a single branch office of Kirlin Securities during this period were excessive or unreasonable in light of the circumstances surrounding those trades, in violation of NASD rules. The NASD staff also contends that Kirlin Securities and a former branch manager failed to supervise reasonably certain registered representatives regarding these transactions and did not maintain or enforce supervisory procedures reasonably designed to ensure compliance with applicable rules. The NASD Complaint seeks the imposition of sanctions, including disgorgement, and costs. The Company intends to vigorously defend itself but cannot predict the outcome of this disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

     Also in July 2003, the NASD staff informed Kirlin Securities that it has made a preliminary determination to recommend the commencement of a disciplinary proceeding against Kirlin Securities and four of its present or former employees concerning alleged violations of NASD rules and/or federal securities laws or regulations related to transactions effected during late 1999 in three securities accounts associated with a single customer. The potential allegations include violations of the antifraud provisions of the federal securities laws and NASD Conduct Rules related to: (i) undisclosed markups or markdowns in the amount of approximately $692,000; (ii) the falsification or destruction of certain trade tickets or other records; (iii) false and misleading confirmation statements; (iv) failures to obtain best execution; and (v) numerous trade reporting errors. In addition, the NASD staff has indicated that it may allege that Kirlin Securities and a former branch manager failed to supervise reasonably conduct by a registered representative and a sales supervisor related to these customer accounts and that Kirlin Securities failed to maintain adequate supervisory procedures. Kirlin Securities has been given an opportunity to respond to the potential recommendation by the NASD staff. The Company cannot predict with certainty whether the NASD Department of Enforcement will commence a disciplinary proceeding related to these matters, and if so, the precise nature or scope of any such disciplinary proceeding or whether such proceeding will have a material adverse effect on the consolidated financial condition of the Company.

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


ITEM 2: SALES OF UNREGISTERED SECURITIES



                                                     Consideration Received
                                                     and Description of                              If Option, Warrant
                                                     Underwriting or Other                           or Convertible
                                                     Discounts to Market                             Security, Terms of
                                     Number Sold     Price Afforded to         Exemption from        Exercise or
Date of Sale      Titel of Security  or forfeited    Purchasers                Registration Claimed  Conversions
----------------- ----------------- ---------------  ------------------------- --------------------- ----------------------

     4/1/03       Options to           9,284         Options granted under             4(2)          Fully exercisable
                  purchase                           1994 Stock Plan - no                            upon grant for a
                  Common Stock                       cash consideration                              period of 10 years
                                                     received by the Company.                        from date of grant,
                                                                                                     at an exercise price
                                                                                                     of $1.92 per share.


     4/1/03       Options to           22,750        Options granted under             4(2)          Fully exercisable
                  purchase                           1996 Stock Plan - no                            commencing 4/1/06
                  Common Stock                       cash consideration                              until 10 years from
                                                     received by the Company.                        date of grant, at an
                                                                                                     exercise price of
                                                                                                     $1.65 per share.


    4/29/03       Options to          400,000        Options granted under             4(2)          Fully exercisable
                  purchase                           1996 Stock Plan - no                            commencing 4/29/06
                  Common Stock                       cash consideration                              until 7 years from
                                                     received by the Company.                        date of grant, at an
                                                                                                     exercise price of
                                                                                                     $1.45 per share.


    4/29/03       Options to          170,000        Options granted under             4(2)          Fully exercisable
                  purchase                           1994 Stock Plan - no                            commencing 4/29/07
                  Common Stock                       cash consideration                              until 7 years from
                                                     received by the Company.                        date of grant, at an
                                                                                                     exercise price of
                                                                                                     $1.45 per share.


    4/29/03       Options to           45,000        Options granted under             4(2)          Fully exercisable
                  purchase                           1994 Stock Plan - no                            commencing 4/29/04
                  Common Stock                       cash consideration                              until 5 years from
                                                     received by the Company.                        date of grant, at an
                                                                                                     exercise price of
                                                                                                     $1.45 per share.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 23, 2003. At the meeting the director nominated for election, Harold Paul, was re-elected to a three year term expiring in 2006 with 1,591,468 shares voted in favor of his election and 426,380 shares withheld authority to vote. The term of office of Anthony J. Kirincic and John Milcetich will expire at the Annual Meeting of Stockholders held in 2004 and the terms of office of David O. Lindner and Edward
J. Casey will expire at the Annual Meeting of Stockholders held in 2005. At the meeting the stockholders authorized an amendment to the 1996 Stock Plan to increase the number of shares of common stock available for issuance under the plan from 1,000,000 shares of common stock to 2,500,000 shares of common stock with 1,070,450 shares voted in favor of this amendment, 45,621 shares voted against this amendment, 5,858 shares abstained from the vote of this amendment, and 495,921 shares were broker non-votes.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)      10.3.1      Amendment, approved by stockholders on June 23,
                          2003, to 1996 Stock Plan.

              10.21.1 Amendment, dated June 23, 2003, to Employment Agreement, dated August 29, 2001 between Registrant and David O. Lindner.

              10.22.1 Amendment, dated June 23, 2003, to Employment Agreement, dated August 29, 2001 between Registrant and Anthony J. Kirincic.

              131.1       Section 302 Certification of Chief Executive Officer.

              31.2        Section 302 Certification of Chief Financial Officer.

              31.2        Section 906 Certification.

     (b) Reports on Form 8-K

              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Kirlin Holding Corp.
                                         ----------------------------
                                         (Registrant)



Dated:   August 14, 2003                  By: /s/ Anthony J. Kirincic
                                              -----------------------
                                              Anthony J. Kirincic
                                              President



Dated:   August 14, 2003                  By: /s/ Barry E. Shapiro
                                              -----------------------
                                              Barry E. Shapiro
                                              Chief Financial Officer
                                              (and principal accounting officer)