Form 10-Q
period 2003-09-30
KIRLIN HOLDING CORP
filed 2003-11-14
CIK 930797

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)



                  Delaware                                    11-3229358
   ---------------------------------------                    ----------
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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At November 11, 2003, Issuer had outstanding 2,035,106 shares of Common Stock, par value $.0001 per share.

PART 1:           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        2003                2002
                                                                                 -----------------   ------------------
                                                                                     (Unaudited)
                                     ASSETS:
Cash and cash equivalents                                                        $      5,256,939    $       3,035,084
Due from Clearing Brokers                                                               2,413,472              559,303
Securities Owned:
   U.S. government and agency obligations, at market value                                198,587              320,103
   State and municipal obligations, at market value                                       403,429              757,450
   Corporate bonds and other securities, at market value                                  611,371              705,967
   Nonmarketable securities, at fair value                                                130,712               72,725
Rebate Receivable                                                                       1,087,000              964,000
Representative Loans                                                                      259,716              547,914
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated
    depreciation of $2,926,361 and $2,944,342, respectively                               219,044              574,986
Deferred Tax Assets, net of valuation allowances of $1,741,688 and $4,119,640,
    respectively                                                                        1,409,014                    -
Other Assets                                                                              557,778              637,924
                                                                                 -----------------   ------------------
               Total assets                                                      $     12,547,062    $       8,175,456
                                                                                 =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold,  not yet purchased, at market value                          $        141,506    $         143,205
   Accrued compensation                                                                 2,207,472            1,694,183
   Accounts payable and accrued expenses                                                2,292,853            2,269,672
                                                                                 -----------------   ------------------
               Total liabilities                                                        4,641,831            4,107,060
                                                                                 -----------------   ------------------
   Subordinated liabilities                                                             2,125,000            2,500,000
                                                                                 -----------------   ------------------
Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 7,000,000 shares, issued and
      outstanding 2,004,143 and 1,798,224 shares, respectively                                200                  180
   Additional paid-in capital                                                          16,344,644           16,226,346
   Unearned Stock Compensation                                                           (160,630)            (283,409)
   Accumulated deficit                                                                (10,403,983)         (14,374,721)
                                                                                 -----------------   ------------------
               Total stockholders' equity                                               5,780,231            1,568,396
                                                                                 -----------------   ------------------
               Total liabilities and stockholders'  equity                       $     12,547,062    $       8,175,456
                                                                                 =================   ==================


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE-MONTHS ENDED             NINE-MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ----------------------------   ----------------------------
                                                               2003            2002           2003           2002
                                                           --------------  ------------   -------------- -------------
                                                                   (Unaudited)                    (Unaudited)
Revenues:
   Principal transactions, net                             $     178,477   $     94,077   $     597,720  $    (162,619)
   Commissions                                                 6,235,518      4,341,393      16,143,441     14,311,582
   Merchant Banking                                              (29,752)       (37,996)        (29,752)       (37,998)
   Investment Banking                                            133,195         68,676         598,195        974,989
   Other income                                                  700,015        536,230       2,029,486      1,796,740
                                                           --------------  -------------  -------------- --------------
                                                               7,217,453      5,002,380      19,339,090     16,882,694
                                                           --------------  -------------  -------------- --------------
Expenses:
   Employee compensation and benefits                          4,569,500      3,833,110      12,387,762     12,923,544
   Promotion and advertising                                      51,059         87,007         167,917        289,591
   Clearance and execution charges                               154,076        164,173         407,806        465,595
   Occupancy and communications                                  798,057        998,841       2,451,753      3,092,033
   Impairment of intangible assets and goodwill                   -           1,774,995          -           1,774,995
   Professional fees                                             175,614        348,795         533,960        835,294
   Interest                                                       (5,318)        14,724         (11,404)        11,931
   Other                                                         360,051      1,261,253         876,172      2,505,402
                                                           --------------  -------------  -------------- --------------
                                                               6,103,039      8,482,898      16,813,966     21,898,385
                                                           --------------  -------------  -------------- --------------

   Income (loss) before income tax benefit and minority
       interest in loss of subsidiaries                        1,114,414     (3,480,518)      2,525,124     (5,015,691)

Income tax benefit                                               139,623        309,968       1,445,614        847,198
                                                           --------------  -------------  -------------- --------------
   Income (loss) before minority interest in loss of
       subsidiaries                                            1,254,037     (3,170,550)      3,970,738     (4,168,493)

Minority interest in (income) loss of subsidiaries                -            (109,883)          -           (109,883)
                                                           --------------  -------------  -------------- --------------
   Net income (loss)                                       $   1,254,037   $ (3,280,433)  $   3,970,738  $  (4,278,376)
                                                           ==============  =============  ============== ==============
Basic earnings (loss) per common share                     $        0.62   $      (1.76)  $        2.02  $       (2.28)
                                                           ==============  =============  ============== ==============
Weighted-average shares outstanding                            2,026,655      1,863,788       1,961,994      1,877,125
                                                           ==============  =============  ============== ==============
Diluted earnings (loss) per common share                   $        0.52   $      (1.76)  $        1.85  $       (2.28)
                                                           ==============  =============  ============== ==============
Adjusted weighted-average shares outstanding                   2,403,228      1,863,788       2,143,645      1,877,125
                                                           ==============  =============  ============== ==============


See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2003
(Unaudited)


                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock          Accumulated
                             Shares        Par Value        Capital       Compensation        Deficit          Total
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   January 1, 2003            1,798,224   $        180    $ 16,226,346   $    (283,409)     (14,374,721)   $   1,568,396

Stock issuances and
   amortization of
   unearned stock
   compensation                 306,506             30         785,987          68,500           -               854,517

Stock forfeitures              (100,587)           (10)       (667,689)         54,279           -              (613,420)

Net income                       -               -              -                -            3,970,738        3,970,738
                          --------------  -------------   -------------  ---------------   --------------  --------------
Stockholders' equity,
   September 30, 2003         2,004,143   $        200    $ 16,344,644   $    (160,630)    $(10,403,983)   $   5,780,231
                          ==============  =============   =============  ===============   ==============  ==============
















See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                    --------------------------------------
                                                                                           2003                 2002
                                                                                    -------------------  -----------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                $       3,970,738     $  (4,278,376)
                                                                                    -------------------  -----------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation                                                                         285,264           480,637
         Amortization                                                                                           186,126
         Deferred income taxes                                                             (1,409,014)          486,494
         Minority interest in loss of subsidiaries                                                              109,883
         (Increase) decrease in nonmarketable securities                                      (57,987)          551,164
         Noncash compensation                                                                 241,097           446,713
         Impairment of intangible assets and goodwill                                                         1,774,995
         Loss on disposal of fixed assets                                                      53,178             -
         Decrease in securities owned, at market value                                        570,133           640,988
         (Increase) decrease in receivable from clearing brokers                           (1,854,169)        1,776,955
         Decrease (increase) in other assets                                                   80,146        (1,051,062)
         (Increase) in rebate receivable                                                     (123,000)         (622,000)
         Decrease in representative loans                                                     288,198           187,561
         (Decrease) increase in securities sold, not yet purchased, at market value            (1,699)           67,043
         Increase (decrease) in accrued compensation                                          513,289          (231,008)
         (Decrease) increase in accounts payable and accrued expenses                          23,181           727,534
                                                                                    -------------------  -----------------
               Total adjustments                                                           (1,391,383)        5,532,023
                                                                                    -------------------  -----------------
               Net cash provided by operating activities                                    2,579,355         1,253,647
                                                                                    -------------------  -----------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and leasehold improvements                                -                 (93,468)
   Proceeds from sale of furniture, fixtures and leasehold improvements                        17,500
   Acquisition of other businesses, net of cash                                              -                (110,704)
                                                                                    -------------------  -----------------
               Net cash provided by (used in) investing activities                             17,500         (204,172)
                                                                                    -------------------  -----------------
Cash flows from financing activities:
   Subordinated liabilities                                                                  (375,000)       2,500,000
   Repurchases of stock                                                                      -                (793,398)
                                                                                    -------------------  -----------------
               Net cash (used in) provided by financing activities                           (375,000)       1,706,602
                                                                                    -------------------  -----------------
Net increase in cash and cash equivalents                                                   2,221,855        2,756,077

Cash and cash equivalents, beginning of period                                              3,035,084          972,086
                                                                                    -------------------  -----------------
               Cash and cash equivalents, end of period                             $       5,256,939    $   3,728,163
                                                                                    ===================  =================
Supplemental disclosures of consolidated cashflow information:
   Interest paid                                                                    $          23,201    $       4,954
   Income taxes paid                                                                $           7,020    $      17,413

Supplemental disclosures of noncash investing and financing activities:
   Common stock awards, net of forfeitures                                          $         241,099    $     446,713

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         For comparability, certain balances in the Consolidated Statement of Cash Flows for the three and nine-month periods ended September 30, 2002 have been reclassified, where appropriate, to conform to the financial statement presentation used at September 30, 2003.

         The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, to apply the current accounting rules under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for options to purchase ownership interests granted to employees and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. Had compensation costs been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share for the three and nine-months ended September 30, 2003 would have been as follows:

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


                                                            THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                                            SEPTEMBER 30, 2003         SEPTEMBER 30, 2003
                                                         --------------------------  ------------------------

           Net income (loss) - as reported               $               1,254,037   $             3,970,738

              Deduct: Total stock based employee
              compensation expense determined under
              the fair value based method                                 (128,229)                 (384,687)
                                                         --------------------------  ------------------------

           Net income (loss) - pro forma                 $               1,125,808   $             3,586,051
                                                         ==========================  ========================

           Basic income per common share - as reported   $                    0.62   $                  2.02

           Diluted income per common share - as
             reported                                    $                    0.52   $                  1.85

           Basic income per common share - pro forma     $                    0.56   $                  1.82

           Diluted income per common share - pro forma   $                    0.47   $                  1.67


2.       INCOME TAXES

         The entities comprising the Company, other than VentureHighway, file consolidated federal income tax returns but separate state income tax returns. VentureHighway filed a final federal income tax return on a stand-alone basis during 2002.

         In recognition of the uncertainty regarding the ultimate amount of future income tax benefits to be derived from net operating loss carryforwards and other temporary differences, the Company has recorded a valuation allowance of $1,741,688 at September 30, 2003 and $4,119,640 at December 31, 2002.

         The Company has a federal net operating loss carryforward of approximately $1,100,000 available to offset taxable income through 2022.


3.       EARNINGS PER SHARE

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and nine-month periods ended September 30, 2002,

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


         potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive.

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

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


         Also in July 2003, the NASD staff informed Kirlin Securities that it had made a preliminary determination to recommend the commencement of a disciplinary proceeding against Kirlin Securities and four of its present or former employees concerning alleged violations of NASD rules and/or federal securities laws or regulations related to transactions effected during late 1999 in three securities accounts associated with a single customer. The potential allegations include violations of the antifraud provisions of the federal securities laws and NASD Conduct Rules related to: (i) undisclosed markups or markdowns in the amount of approximately $692,000; (ii) the falsification or destruction of certain trade tickets or other records; (iii) false and misleading confirmation statements; (iv) failures to obtain best execution; and
         (v) numerous trade reporting errors. In addition, the NASD staff has indicated that it may allege that Kirlin Securities and a former branch manager failed to supervise reasonably conduct by a registered representative and a sales supervisor related to these customer accounts and that Kirlin Securities failed to maintain adequate supervisory procedures. The Company cannot predict with certainty whether the NASD Department of Enforcement will commence a disciplinary proceeding related to these matters, and if so, the precise nature or scope of any such disciplinary proceeding or whether such proceeding will have a material adverse effect on the consolidated financial condition of the Company.

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


                  Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, which would result in additional income tax expense. During the period the Company changed its valuation allowance. At September 30, 2003 the valuation allowance is approximately 55% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences. This change arose due to the developments during the first nine-months of 2003, including the recordation of income from operations for the nine-month period ended September 30, 2003. Management believes that the Company is prepared to return to long-term profitability as a result of its decision to return to its core business of retail brokerage, investment and merchant banking, and money management. As a result the Company has reduced its expenses by eliminating personnel (including members of senior management of Kirlin Securities who received fixed salaries) and reducing its real estate and operational costs, such as eliminating non-productive branch offices. In addition, the Company is confident that the imposition of an annual account maintenance fee by Kirlin Securities will achieve increased revenue of approximately $800,000 per year.


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


                  Legal Proceedings. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's financial statements. The Company's review of existing claims, arbitrations, and unpaid settlements at September 30, 2003 resulted in an accrued liability of approximately $250,000.

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


RESULTS OF OPERATIONS

         Principal transactions, net for the three and nine-month periods ended September 30, 2003 increased to $178,477 and $597,720, respectively, from the comparable periods in 2002. The increase is attributable to realized and unrealized gains in the Company's investment account and the value of warrants the Company received in connection with its investment banking activities, and an increase in revenue related to equity and fixed income business for which the Company maintained an inventory.

         Commissions for the three and nine-month periods ended September 30, 2003 increased 43.6% and increased 12.8%, respectively, to $6,235,518 and $16,143,441 from the comparable periods in 2002. The change during the three and nine-month periods ended September 30, 2003 is primarily attributable to the Company's increased business in equity securities, unit investment trusts, and commissions generated from two private placements.

         Merchant banking for the three and nine-month periods ended September 30, 2003 was $(29,752) as a result of the write-down of one of the Company's investments.

         Investment banking for both the three and nine-month periods ended September 30, 2003 increased 94% and decreased 38.6%, respectively, to $133,195 and $598,195 from the comparable periods in 2002. During the three-month period ended September 30, 2003 the Company acted as the placement agent for two private placements. Additionally, during April 2003 the Company acted as a financial advisor for Montana Mills Bread Co. in connection with its acquisition by Krispy Kreme Donuts. During the nine-month period ended September 30, 2002 the Company earned investment banking fees of approximately $363,000 from a debt conversion and approximately $563,000 from an initial public offering.

         Other income for the three and nine-month periods ended September 30, 2003 increased 30.5% and 13%, respectively, to $700,015 and $2,029,486 from the comparable periods in 2002. The increase is primarily attributable to the increase in transactional and account balance rebates the Company is entitled to from its clearing broker.

         Employee compensation and benefits for the three and nine-month periods ended September 30, 2003 increased 19.2% and decreased 4.1%, respectively, to $4,569,500 and $12,387,762 from the comparable periods in 2002. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The decrease during the nine-month period ended September 30, 2003 is also reflective of the reduction of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35% during the first three months of the period. Other key management personnel also agreed to reduce their base salaries during this period. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salary by 100% during the three-month period ended March 31, 2003. Additionally, during the three-month period ended September 30, 2003 the Company collected an outstanding loan from two former employees that were written off in a prior year. During the six-month period June 30, 2003 the Company collected an outstanding loan from a former employee that was written off in a prior year. Finally, the Company's roster of employees decreased which caused a decrease in base salaries and commission payouts related to its deferred plans.

         Promotion and advertising for the three and nine-month periods ended September 30, 2003 decreased 41.3% and 42%, respectively, to $51,059 and $167,917 from the comparable periods in 2002 as a result of the Company's decrease in car allowances arising from the termination of certain employees as well as a decrease in promotional material expenses. The Company expects to increase its expenditures for promotion and advertising in future periods.

         Clearance and execution charges for the three and nine-month periods ended September 30, 2003 decreased 6.2% and 12.4%, respectively, to $154,076 and $407,806 from the comparable periods in 2002. The decrease in the three-month period is a result of a shift towards commission products carrying a lower average ticket charge. The decrease in the nine-month period is a result of overall lower ticket volume.

         Occupancy and communications costs for the three and nine-month periods ended September 30, 2003 decreased 20.1% and 20.7%, respectively, to $798,057 and $2,451,753 from the comparable periods in 2002. This decrease is primarily a result of the relocation of one of the Company's branch offices to smaller and less expensive office space, reduction of depreciation expense related to assets that were fully depreciated in the prior year, completion of the furniture financing related to the Company's corporate offices in the prior year, and reduction of communication and telephone expenses due to a reduction of the number of employees as compared to the prior year. As part of the Company's long distance telephone contract it received a credit for telephone expenses during the three-month period ended March 31, 2003. During the nine-month period ended September 30, 2003, the Company recognized a loss for approximately $53,000 related to the disposal of fixed assets in the Company's New York City office, which was closed, and its Red Bank office, which lease expired. Additionally, the Company subleased its New York City office lease through the remainder of the lease term which ends during October 2005 and reduced the accrued lease loss amount for the remaining lease period to approximately $144,000. The representative's located in these closed offices were primarily relocated to other offices.

         Professional fees for the three and nine-month periods ended September 30, 2003 decreased 49.7% and 36.1%, respectively, to $175,614 and $533,960 from the comparable periods in 2002. The decrease is reflective of non-recurring legal fees in the prior period, as well as the shift toward more legal work being performed internally by the Company. Outside counsel has been and continues to be used in certain customer arbitrations and regulatory matters related to potential violations of NASD Conduct Rules and/or Federal securities laws. Professional fees are reflective of legal fees related to the Company's vacated office space in San Diego. In December 2001 the Company's sub-tenant abandoned the San Diego office space and stopped paying rent to the Company. Based on the nature of the sub-tenant's relationship with the Company's landlord, the Company decided to stop paying rent as well, however, it continued to accrue on a monthly basis an amount equivalent to the straight-line rent related to the San Diego lease. The Company's landlord pursued legal action and during the year the court ruled in favor of the landlord and required the Company to pay $227,000 to the landlord, which amount was accrued by the Company prior to the final settlement payment. The Company pursued legal action against its subtenant and was awarded $300,000 which it is currently trying to collect.

         Interest expense for the three and nine-month periods ended September 30, 2003 decreased 136% and 196%, respectively, to $(5,318) and $(11,404) from the comparable periods in 2002. Interest expense decreased primarily due to the reversal during the comparable period in 2002 of accrued interest related to Kirlin Securities' deferred commission plan and arose from the termination of employment of certain registered representatives. Non-vested deferred commission interest related to terminated representatives is immediately forfeited. During the nine-month period ended September 30, 2003 the interest related to terminated representatives which was reversed amounted to approximately $53,000.

         Other expenses for the three and nine-month periods ended September 30, 2003 decreased 71.5% and 65%, respectively, to $360,051 and $876,172 from the comparable periods in 2002 primarily as a result of no new significant accruals for customer arbitrations and reversal of prior accruals which arose due to the Company satisfying unpaid awards for less than the awarded amount and receipt of a promissory note for the partial reimbursement of a customer settlements. Shareholder administration expenses and franchise taxes decreased due to lower than expected expenses for 2002 which resulted in lower incurred charges paid during 2003. Additionally, general office expenses have decreased due to the decrease in the number of employees and offices, however, during February 2003 the Company entered into a new two year licensing agreement with an outside vendor to provide trade compliance monitoring support on all executed trades at a cost of approximately $4,000 per month. The Company may terminate this agreement with sixty days written notice.

         Income tax benefit for the three and nine-month periods ended September 30, 2003 were $139,623 and 1,445,614, respectively. This income tax benefit incorporates the expected usage of the Company's net operating loss carryforward. During the period the Company changed its valuation allowance. At September 30, 2003 the valuation allowance is approximately 55% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability.

         Net income of $1,254,035 and $3,970,738 for the three and nine-month periods ended September 30, 2003 compares to net loss of $3,280,433 and $4,278,376 for the three and nine-month periods ended September 30, 2002. This resulted primarily from the change in revenues and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, approximately 71% of the Company's assets were comprised of cash and highly liquid securities.

         Cash and cash equivalents amounted to $5,256,939 at September 30, 2003 as compared to $3,035,084 at December 31, 2002. This increase is reflective of the collection of a new annual maintenance fee on client accounts that was collected during March 2003 as well as a transfer of cash from the Company's trading accounts.

         Due from Clearing Brokers amounted to $2,413,472 at September 30, 2003 as compared to $559,303 at December 31, 2002. This 332% increase is primarily attributable to increased receivables related to agency commissions owed to the Company and cash balances maintained in the Company's trading's accounts at the end of the quarter, net of cash transferred to the Company's money market accounts reported in the cash and cash equivalents line item.

         Securities Owned at September 30, 2003 were $1,344,099 as compared to $1,856,245 at December 31, 2002. This decrease is primarily reflective of the decrease in securities held in inventory with respect to the Company's retail activities and a decrease in state and municipal obligations held in inventory with respect to the Company's syndicate activities.

         Rebate Receivable amounted to $1,087,000 at September 30, 2003 as compared to $964,000 at December 31, 2002. This 12.8% increase is reflective of the rebate the Company is entitled to receive from its clearing broker as provided in the clearing agreement. The Company generated income and fees which increased this line item by $498,000 offset by the collection of $375,000 of this rebate receivable. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate is supposed to be paid by the clearing broker up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

         Representative Loans at September 30, 2003 amounted to $259,716 as compared to $547,914 at December 31, 2002. This 52.6% decrease is reflective of the net change resulting from the disbursement of new loans provided to registered representatives as part of the Company's recruitment efforts net of the amortization, collections, and write-offs related to loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

         Furniture, Fixtures and Leasehold improvements, net, at September 30, 2003, decreased to $219,044 as compared to $574,986 at December 31, 2002. This 61.9% decrease primarily results from the depreciation of fixed assets and the write-off of fixed assets for approximately $53,000 located in two branch offices as previously discussed in the occupancy and communications in Result of Operations.

         Deferred Tax Assets, net at September 30, 2003 amounted to $1,409,014 as compared to $0 at December 31, 2002. The deferred tax asset changed during the period due to the expected utilization of the Company's net operating loss carryforward and the change in its valuation allowance. At September 30, 2003 the valuation allowance is approximately 55% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At September 30, 2003 the deferred tax assets amount to approximately $3,150,702 and the recorded valuation allowance amounts to approximately $1,741,688. If the Company continues to be profitable then it anticipates being able to use the entire deferred tax asset.

         Other assets decreased by 12.6% to $557,778 at September 30, 2003, from $637,924 at December 31, 2002. The decrease is attributable to the decrease of a net receivable related to three legal matters whereby the receivables that existed at December 31, 2002 related to two matters were satisfied and a new receivable was established for one other matter; and a decrease in the rent deposits related to three of the Company's leases, two of which were forfeited as part of the early termination of those leases. The above decrease is offset by the following increases: (i) receivable related to the nonpayment of a trade by a customer which led to the initiation of legal action by the Company; (ii) commissions related to mutual funds and unit investment trusts.

         Securities sold, not yet purchased amounted to $141,506 at September 30, 2003 as compared to $143,205 at December 31, 2002. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $2,207,472 at September 30, 2003 as compared to $1,694,183 at December 31, 2002, a 30.3% increase. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of the current quarter as compared to 2002.

         Accounts payable and accrued expenses at September 30, 2003 were $2,292,853 as compared to $2,269,672 at December 31, 2002, a 1% increase. The change is attributable to the collection in March 2003 of the annual maintenance fee charged to client accounts and the recordation on the Company's Statement of Financial Condition of an offsetting liability. The income related to the annual maintenance fee will be recognized monthly as the annual fee is amortized. The above increase is offset by a decrease in the accrued liability related to existing claims, arbitrations and unpaid settlements, which decreased due to the payment of some settlement amounts and the reversal of prior accruals due to the Company satisfying unpaid awards for less than the awarded amount. This line item also decreased due to the payment of the rent accrual related to the Company's vacated office space in San Diego, which is described in the previous discussion regarding Professional Fees in Results of Operations. The increase is also attributable to the override payments to be made to the former owners of Princeton Securities, where the Company is required to pay an override on the commissions generated by the representatives directly hired as part of the transaction through March 2003. The final payment was expected to be made during May 2003, however, accrued amounts related to one of the former owners is being withheld due to a disagreement over amounts owed to the Company and its attorneys in relation to GMST World Market's arbitration. To a lesser extent this line item increased due to the increase in payables related to the Company's general business.

         Subordinated liability amounted to $2,125,000 at September 30, 2003 as compared to $2,500,000 at December 31, 2002. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan and calls for payments over various periods of time during this three-year period. During the nine-month period ended September 30, 2003 the Company repayed $375,000 of this subordinated loan back to the clearing broker, which payment was made from the funds received from the clearing broker under the rebate agreement.

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

         The Company is involved in several disciplinary proceedings commenced by the NASD that are discussed in Note 4 of the financial statements. The Company intends to vigorously defend itself but cannot predict the outcome of these matters and is unable to determine whether they will have a material adverse effect on the consolidated financial condition of the Company.

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

CONSOLIDATED CONTRACTUAL OBLIGATIONS AND LEASE COMMITMENTS

         The table below summarizes information about our consolidated contractual obligations as of September 30, 2003 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

                                                                                                                   2007 and
                               Total            2003              2004             2005             2006          thereafter
                            ------------    -------------     -------------    --------------    ------------   --------------
Equipment Lease
  obligations               $    155,344    $     41,857      $     69,288     $      32,753     $    11,446     $       -
Office Lease obligations       1,492,780         278,215           824,596           309,486          80,483             -
Employment contract
  obligations                  3,712,083         188,750           755,000           755,000         755,000         1,258,333
                            ------------    -------------     -------------    --------------    ------------    --------------
                             $ 5,360,207     $   508,822       $ 1,648,884      $  1,097,239      $  846,929      $  1,258,333
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


ITEM 4. CONTROLS AND PROCEDURES.

                  An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2:  SALES OF UNREGISTERED SECURITIES


                                                   Consideration Received
                                                   and Description of
                                                   Underwriting or Other                           If Option, Warrant
                                                   Discounts to Market                             or Convertible
                  Title of                         Price Afforded to         Exemption from        Security, Terms of
Date of Sale      Security         Number Sold     Purchasers                Registration Claimed  Exercise or Conversions
------------      ---------        -----------     ----------------------    --------------------  -----------------------
     7/1/03       Options to           10,158      Options granted under             4(2)          Fully exercisable
                  purchase                         1996 Stock Plan - no                            commencing 7/1/06
                  Common Stock                     cash consideration                              until 10 years from
                                                   received by the Company.                        date of grant, at an
                                                                                                   exercise price of
                                                                                                   $5.10 per share.


     8/1/03       Options to           9,914       Options granted under             4(2)          Fully exercisable
                  purchase                         1996 Stock Plan - no                            upon grant for a
                  Common Stock                     cash consideration                              period of 10 years
                                                   received by the Company.                        from date of grant,
                                                                                                   at an exercise price
                                                                                                   of $4.976 per share.


ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   131.1      Section 302 Certification of Chief Executive Officer.

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


                                          Kirlin Holding Corp.
                                          -----------------------------
                                          (Registrant)



Dated:   November 13, 2003                By: /s/ Anthony J. Kirincic
                                             --------------------------
                                              Anthony J. Kirincic
                                              President



Dated:   November 13, 2003                By: /s/ Barry E. Shapiro
                                             --------------------------
                                              Barry E. Shapiro
                                              Chief Financial Officer
                                              (and principal accounting officer)