Form 10-K
period 2003-12-31
KIRLIN HOLDING CORP
filed 2004-03-30
CIK 930797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                          --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------  -----------
Commission file number 0-25336
                       -------

                              KIRLIN HOLDING CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               11-3229358
------------------------------------------------           ---------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


    6901 Jericho Turnpike, Syosset, New York                       11791
------------------------------------------------            --------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (800) 899-9400
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  common stock, par value $.0001
                                                             per share


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

         As of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock (based on its reported last sale price on the Nasdaq SmallCap Market) held by non-affiliates of the registrant was $5,763,311.

         At March 24, 2004, 2,053,937 shares of the registrant's common stock were outstanding.

         The information required in Part III by Items 10, 11, 12, 13 and 14 is incorporated by reference to the registrant's proxy statement in connection with the 2004 Annual Meeting of Stockholders, which will be filed by the registrant within 120 days after the close of its fiscal year.

                                     PART I


ITEM 1. BUSINESS.


GENERAL


         Kirlin Holding Corp. (the "Company") is a holding company engaged in securities brokerage, securities trading and investment and merchant banking through its wholly owned operating subsidiary, Kirlin Securities, Inc. ("Kirlin Securities"). The Company was incorporated under the laws of the State of Delaware on July 28, 1994.

         Kirlin Securities commenced operations in 1988 and is registered as a broker-dealer with the Securities and Exchange Commission (the "Commission") and is a member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation. Kirlin Securities is a full service retail-oriented brokerage firm, specializing in the trading and sale of both equity and fixed income securities, including mutual funds. At March 24, 2004, Kirlin Securities maintained over 12,000 active customer accounts, which held over $750 million in assets. Kirlin Securities employs approximately 90 registered representatives. Kirlin Securities is licensed to conduct activities as a broker-dealer in Puerto Rico, the District of Columbia and in 49 states, and operates primarily from its headquarters in Syosset, New York, as well as four branch offices located in California, New Jersey and New York.

BROKERAGE OPERATIONS

         Commission Business

         The most significant portion of the Company's revenues are derived from commissions generated by its brokerage activities in which the Company buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. The Company's commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. The Company has agreements with numerous mutual fund management companies pursuant to which the Company sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts, which are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds. 82.8%, 86.3% and 58.1% of the Company's revenues for 2003, 2002 and 2001, respectively, were derived from commissions generated from its brokerage activities.

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


         The Company also engages in proprietary trading in an attempt to realize trading gains. The Company's trading activities as a principal require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Trading profits or losses depend upon, among other things, the skills of the Company's employees engaged in trading, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. As a result of structural changes in the Nasdaq marketplace (e.g., decimalization), in March 2002, the Company determined to cease its market-making activities in equity securities. 3.4%, (2.1)% and 33.4% of the Company's revenues for 2003, 2002 and 2001, respectively, were derived from principal trading activities.

         Investment and Merchant Banking

         Investment banking revenue is derived principally from underwriting fees, commissions and expense allowances, as well as the realization of gains from the exercise of warrants received in connection with underwriting public offerings or acting as placement agent in private offerings. In addition, the Company also is engaged from time to time as a financial consultant to other companies for which it generally receives a cash fee and warrants. During the last three years, the Company's more significant investment banking activities have consisted of:

    o acting as placement agent for three private placements and as a financial advisor for Montana Mills Bread Co., Inc. in connection with its acquisition by Krispy Kreme Donuts in 2003;

    o acting as placement agent for three private placements and acting as underwriter in one initial public offering (Montana Mills Bread Co., Inc.) in 2002; and

    o acting as placement agent for two private placements in 2001 (including the Company's own private placement).

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

         In addition and as a complement to its investment banking business, the Company also engages in merchant banking activities, although this activity has been limited since the Company decided to focus on its core brokerage business at the end of 2000. From time to time, the Company is presented with opportunities to invest, through debt or equity or combination of both, in other companies in a variety of industries. These investments generally are speculative and involve a high degree of risk for which the Company may receive significant profits, but no assurance can be given that this will be the case. Merchant banking investments typically are of a longer-term nature than the Company's trading activities and therefore increase the Company's exposure to market risks and restrict the use of the Company's capital for longer periods of time.

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

         Clearing Broker

         The Company does not hold any funds or securities of its customers, but instead utilizes, on a fully disclosed basis, the services of Pershing LLC (a BNY Securities Group Co.) as its clearing broker. As a clearing broker, Pershing LLC processes securities transactions for Kirlin Securities and the accounts of its customers for which Kirlin Securities pays a fee. Pursuant to the terms of the agreement with its clearing broker, Kirlin Securities has agreed to indemnify and holds its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. If customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, Kirlin Securities would be obligated to indemnify the clearing broker for any resulting losses. Kirlin Securities has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

         Government Regulation

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation by the Securities and Exchange Commission, state securities agencies and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR"), the regulatory arm of the NASD, and the Municipal Securities Rulemaking Board ("MSRB"). Kirlin Securities is registered as a broker-dealer with the Commission and is a member firm of the NASD. The Commission has designated the NASDR as the Company's primary regulator and it also enforces the rules of the MSRB with respect to the Company. NASDR adopts rules, which are subject to approval by the Commission, that govern the members of the NASD and conducts periodic examinations of member firms' operations. Kirlin Securities also is registered as an investment advisor with the State of New York and is subject to its laws and regulations regarding investment advisors.

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

         As a registered broker-dealer, Kirlin Securities is subject to the Commission's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. As of December 31, 2003, Kirlin Securities had total net capital of $1,068,602 or $702,396 in excess of its minimum net capital.

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

PERSONNEL

         At March 24, 2004, the Company had approximately 120 full-time and 5 part-time employees, including approximately 90 registered representatives in its broker-dealer subsidiary. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES.

         The principal executive offices of the Company and its subsidiary, Kirlin Securities, are located at 6901 Jericho Turnpike, Syosset, New York 11791 where the Company leases approximately 18,600 square feet of office space at rent of approximately $329,000 per year, which includes annual increases of 3.6%. The initial term of the lease expires in December 2004, with one option to renew for an additional three-year period. Kirlin has renewed this lease with respect to approximately 15,000 square feet of office space at a base rent of approximately $262,000 for one year until December 2005. Kirlin Securities also operates the following branch offices:

                                               APPROXIMATE
                               APPROXIMATE        ANNUAL
OFFICE LOCATION              SQUARE FOOTAGE    LEASE RENTAL        EXPIRATION
---------------              --------------    ------------        ----------

400 Andrews Street                4,400           $62,000          June 2005
Rochester, New York

485 Route 1 South                 5,300          $102,000          March 2004*
Iselin, New Jersey

29 Emmons Drive                   2,800           $38,000          August 2005
Princeton, New Jersey

612 Howard Street                 8,400          $126,000          March 2005
San Francisco, California


-------------------------
* During March 2004, Kirlin renewed this lease with respect to approximately 2,700 square feet of office space at a base rent of approximately $54,000 per year for three years until March 2007.

         In January 2003, Kirlin Securities closed its New York City branch office consisting of 4,500 square feet of office space prior to the October 2005 lease expiration date. In September 2003, Kirlin Securities entered into a sublease for this space for the remainder of the term at an approximate annual lease rental of $132,000 plus increases based on increases in operating costs incurred in connection with the lease.

         During 2003, Kirlin Securities closed its Ft. Lauderdale branch office consisting of 4,400 square feet of office space at a base rent of $89,000 prior to the October 2007 lease expiration date. As this lease is non-cancelable and Kirlin Securities has not entered into a sublease for this space, the Company is required to continue to make payments under the lease for the remainder of the term.

ITEM 3.  LEGAL PROCEEDINGS.

         In March 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin Securities and two of its officers or employees, including the Co-Chief Executive Officer of Kirlin Securities, related to sales of certain fixed income securities to clients of Kirlin Securities from November 1995 to late 1999. Certain of these securities were issued in $250,000 denominations. The NASD alleged that Kirlin Securities violated provisions of the NASD Conduct Rules and/or federal securities laws related to the following (all of which activity occurred prior to December
1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising relating to these securities; (iii) charging markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of the federal securities laws allegedly in the amount of approximately $44,000; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned alleged violations. The NASD Complaint seeks the imposition of sanctions, restitution and costs. As discussed below, the Company has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of this disciplinary proceeding and other regulatory or enforcement matters involving Kirlin Securities. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, the Company intends to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding but cannot predict the outcome of this disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

         In July 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin Securities and three of its former registered representatives alleging violations of the NASD Conduct Rules in connection with certain purchases or sales of equity securities by customers of Kirlin Securities in 1999 and 2000. In particular, the NASD staff contends that the transaction charges imposed on a small percentage of the transactions emanating from a single branch office of Kirlin Securities during this period were excessive or unreasonable in light of the circumstances surrounding those trades, in violation of NASD rules. The NASD staff also contends that Kirlin Securities and a former branch manager failed to supervise reasonably certain registered representatives regarding these transactions and did not maintain or enforce supervisory procedures reasonably designed to ensure compliance with applicable rules. The NASD Complaint seeks the imposition of sanctions, including disgorgement, and costs. As discussed below, the Company has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of this disciplinary proceeding and other regulatory or enforcement matters involving Kirlin Securities. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, the Company intends to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding but cannot predict the outcome of this disciplinary action at this time and is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

         Also in July 2003, the NASD staff informed Kirlin Securities that it had made a preliminary determination to recommend the commencement of a disciplinary proceeding against Kirlin Securities and four of its present or former employees concerning alleged violations of NASD rules and/or federal securities laws or regulations related to transactions effected during late 1999 in three securities accounts associated with a single customer. The potential allegations include violations of the antifraud provisions of the federal securities laws and NASD Conduct Rules related to: (i) undisclosed markups or markdowns in the amount of approximately $692,000; (ii) the falsification or destruction of certain trade tickets or other records; (iii) false and misleading confirmation statements; (iv) failures to obtain best execution; and
(v) numerous trade reporting errors. In addition, the NASD staff has indicated that it may allege that Kirlin Securities and a former branch manager failed to supervise reasonable conduct by a registered representative and a sales supervisor related to these customer accounts and that Kirlin Securities failed to maintain adequate supervisory procedures. As discussed below, the Company has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of possible claims against Kirlin Securities that could result from this contemplated enforcement recommendation, as well as the pending disciplinary proceedings and other regulatory or enforcement matters involving Kirlin Securities. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, the Company cannot predict with certainty whether the NASD Department of Enforcement will commence a disciplinary proceeding related to these matters, and if so, the precise nature or scope of any such disciplinary proceeding. The Company intends to contest any such charges that ultimately may be brought by the NASD Department of Enforcement with respect to these matters, if the proposed settlement is not finalized but it is unable to determine whether this matter will have a material adverse effect on the consolidated financial condition of the Company.

         In January 2004, the Company reached an agreement in principle with the staff of the NASD Department of Enforcement regarding a resolution of the above pending regulatory matters. The terms of the proposed settlement would include:
(i) a payment by Kirlin Securities in the amount of $1,200,000, which is expected to be comprised of approximately $156,000 in fines and approximately $1,044,000 in restitution to customers; (ii) the retention by Kirlin Securities of an independent consultant to review and report regarding its compliance and supervisory policies and procedures; (iii) fines paid by or for certain present or former associated persons of Kirlin Securities in the aggregate amount of approximately $50,000; and (iv) a thirty-day supervisory suspension of one of its officers. The proposed settlement is subject to formal regulatory approval by NASD's National Adjudicatory Council ("NAC"). It cannot be stated with reasonable certainty when or if the proposed settlement will be approved by the NAC. If the proposed settlement is not approved, it is anticipated that the subject matters will be re-calendared for hearings later in 2004. Based on the above, the Company has recorded an accrual in the amount of $1,250,000 in the consolidated statement of financial condition at December 31, 2003.

         The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers and former employees. It is the opinion of management, based upon its evaluation of each of these matters and the reserves established by the Company, that the resolution of all claims presently pending would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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


         PERIOD                             HIGH($)                 LOW($)
         ------                             -------                 ------
         Fiscal 2003

             Fourth Quarter                  16.50                   8.89
             Third Quarter                   10.40                   4.50
             Second Quarter                   5.26                   1.35
             First Quarter                    3.76                   1.63

         Fiscal 2002

             Fourth Quarter                   6.00                   2.80
             Third Quarter                    7.52                   4.00
             Second Quarter                   9.28                   5.28
             First Quarter                    8.48                   5.12

         On March 24, 2004, the last sale price of the common stock as reported by the Nasdaq SmallCap Market was $7.45. On March 24, 2004, there were 152 holders of record of the Company's common stock and, the Company believes, over 1,100 beneficial owners of the Company's stock.

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

         Recent Sales of Unregistered Securities

         During the three months ended December 31, 2003, the Company made the following sales of unregistered securities:

=====================================================================================================================
                                                         CONSIDERATION RECEIVED
                                                           AND DESCRIPTION OF                    IF OPTION, WARRANT
                                                            UNDERWRITING OR         EXEMPTION      OR CONVERTIBLE
                                                           OTHER DISCOUNTS TO          FROM      SECURITY, TERMS OF
                                                         MARKET PRICE AFFORDED     REGISTRATION      EXERCISE OR
 DATE OF SALE     TITLE OF SECURITY     NUMBER SOLD          TO PURCHASERS           CLAIMED         CONVERSION
---------------------------------------------------------------------------------------------------------------------
    10/1/03     Options to purchase        6,456       Options granted under           4(2)      Fully exercisable
                Common Stock                           1994 Stock Plan - no cash                 on 10/1/06, for a
                                                       consideration received by                 period of 10 years
                                                       the Company.                              from date of
                                                                                                 grant, at an
                                                                                                 exercise price of
                                                                                                 $8.88 per share.
---------------------------------------------------------------------------------------------------------------------
    10/1/03     Options to purchase        7,500       Options granted under           4(2)      Fully exercisable
                Common Stock                           1994 Stock Plan - no cash                 at varying periods
                                                       consideration received by                 of 1-3 years from
                                                       the Company.                              date of grant at
                                                                                                 an exercise price of
                                                                                                 $8.88 per share, all
                                                                                                 of which expire 10
                                                                                                 years from date of
                                                                                                 grant.

---------------------------------------------------------------------------------------------------------------------
    11/3/03     Options to purchase        10,022      Options granted under           4(2)      Fully exercisable
                Common Stock                           1994 Stock Plan - no cash                 on date of grant
                                                       consideration received by                 for a period of 10
                                                       the Company.                              years from date of
                                                                                                 grant, at an
                                                                                                 exercise price of
                                                                                                 $11.95 per share.
=====================================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA


         The following selected financial data at and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 has been derived from the Company's audited consolidated financial statements for each of the years. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                               2003            2002            2001             2000             1999
                                               ----            ----            ----             ----             ----
INCOME STATEMENT DATA:

Total revenues                             $26,452,482     $21,362,180      $22,992,888      $31,030,364     $42,673,096

Total expenses                             $24,756,175     $27,911,639      $29,015,853      $46,887,580     $30,671,871

Income (loss) before income taxes
      and minority interest                 $1,696,307     $(6,549,459)    $(6,022,965)     $(19,673,076)    $12,001,222

Net income (loss)                           $3,797,084     $(8,802,638)    $(3,689,055)     $(11,296,166)     $7,455,086

Basic income (loss) per common share (1)      $2.36          $(5.17)          $(2.34)          $(7.44)          $5.14

Diluted income (loss) per common share        $1.73          $(5.17)          $(2.34)          $(7.44)          $4.95
      (1)

Weighted average shares outstanding -       1,609,458       1,701,888        1,580,156        1,518,447       1,448,396
      basic (1)

Weighted average shares outstanding -       2,191,484       1,701,888        1,580,156        1,518,447       1,505,612
      diluted (1)

BALANCE SHEET DATA:

Total assets                               $14,220,415      $8,175,456      $14,874,956      $16,136,194     $31,073,019

Total liabilities, subordinated             $8,258,911      $6,607,060      $4,104,762       $5,354,919      $13,330,838
      borrowings and minority interest
      in subsidiaries

Stockholders' equity                        $5,961,504      $1,568,396      $10,770,194      $10,781,275     $17,742,181


(1) See Note 1 to the consolidated financial statements related to the change in previously stated earnings (loss) per share.


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

CRITICAL ACCOUNTING POLICIES

         An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. Note 1 to our consolidated financial statements filed in this Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We focus your attention on the following, which provides a brief discussion of the more significant accounting policies and methods used by us:

         Valuation of Investments. The major portion of the Company's securities owned and securities sold, not yet purchased, are stated at quoted market values. Included in securities owned are stock warrants and investments in privately held companies not readily marketable, which have been valued at fair value as determined by management. The warrants are valued based on a percentage of the market value of the underlying securities. The resulting unrealized gains and losses are reflected in principal transactions, investment banking and merchant banking income. The liquidation of the Company's position could result in substantial differences from the market and fair value prices used in the consolidated financial statements.

         Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to increase valuation allowances against its deferred tax assets, which would result in additional income tax expense. During 2003 the Company reduced its valuation allowance. At December 31, 2003, the valuation allowance was approximately 40% of the Company's deferred tax assets related to its net operating loss carryforwards and other temporary differences. This change was due to developments during the year, including the recordation of income from operations for the year ended December 31, 2003. Management believes that the Company is prepared to return to long-term profitability as a result of its strategic downsizing of the Company's branch office network and its decision to return to its core business of retail brokerage, investment and merchant banking, and money management.

         Market, Credit, and Liquidity Risk. The Company's investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in liquidity. Such market conditions could limit the Company's ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risks relate to the risk of fluctuating values based on market prices without action on our part. The Company's primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to the Company's inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks and risks associated with asset revaluation are increased because these risks for us are concentrated. The areas related to the above risks are valued based on listed market prices, where possible. If listed market prices are not available then these items are carried at fair value as determined by management, with related unrealized gains and losses recognized in the consolidated statement of operations. Actual results could differ from the values used in these consolidated financial statements.

         Contingencies. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's consolidated financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's consolidated financial statements. The Company's review of existing claims, arbitrations and unpaid settlements at December 31, 2003 resulted in an accrued liability of approximately $191,000.

         The Company has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of several disciplinary proceedings and other regulatory or enforcement matters involving the Company that are discussed in Part I, Item 3, Legal Proceedings. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, the Company intends to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding. As a result, the Company has recorded an accrual in the amount of $1,250,000 at December 31, 2003 in the consolidated statement of financial condition.

OVERVIEW

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         The Company's revenues during 2003 were generated primarily from brokerage transactions. Revenues from brokerage transactions result in the Company earning commissions charged to customers for purchasing and selling securities and is comprised of equity securities, unit trusts, and mutual funds. To a lesser extent, the Company's revenues were generated from principal trading activities. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

         The Company pays its registered representatives commissions equal to varying percentages of gross commissions and mark-ups and mark-downs in connection with the purchases and sales of securities on behalf of its customers. In addition, the Company pays ticket charges to its clearing brokers for the processing of security transactions. The Company maintains some inventories of securities in order to facilitate sales to customers. In this regard, the Company may pay interest on the securities held in inventory since its securities can be purchased on margin through its clearing brokers.

         In December 2000, after pursuing its Internet-based business plan, VentureHighway.com Inc., a majority-owned subsidiary of the Company, suspended its Internet operations while it considered its strategic alternatives. On August 24, 2001, Kirlin Securities acquired most of the assets of Princeton Securities Corporation, an independently wholly-owned subsidiary of VentureHighway. Following the sale of the Princeton assets, Princeton relinquished its license as a broker-dealer and was dissolved in 2003. In December 2001, the board of directors and stockholders of VentureHighway adopted a plan of dissolution and liquidation, which dissolution was completed during 2003.

         In January 2001, the Company's ownership interest in GMST World Markets, Inc. was reduced to 61% when GMST received a capital infusion from a member of its management. On December 31, 2001, the

Company sold its remaining interest in GMST, except for a 5% interest, to two members of GMST's management. During the period of time the Company owned its interest in GMST, the statement of operations of GMST has been consolidated with the Company's consolidated statement of operations. This sale agreement entitled the Company to various percentages of GMST's net trading revenue over the next ten years. GMST ceased its operations in 2003.

         On August 29, 2001, Kirlin Securities completed its agreement to acquire certain assets of M.S. Farrell & Co., Inc., a retail-oriented brokerage and investment banking firm, in consideration for the issuance of a ten year warrant to purchase 150,000 shares of the common stock of the Company at an exercise price equal to $12.00 per share and the assumption of liabilities under real estate and equipment leases relating to offices of M.S. Farrell to be used by Kirlin Securities following completion of the transaction.

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

         The following table shows each specified item as a dollar amount and as a percentage of revenues in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

                                                                      Years ended December 31,
                                           --------------------------------------------------------------------------------
                                                     2003                       2002                        2001
                                           -------------------------  -------------------------   -------------------------
Revenues:

   Principal transactions, net              $     894,760      3.4%   $    (449,896)    (2.1)%    $    7,685,602     33.4%
   Commissions                                 21,909,669     82.8%       18,436,602     86.3%        13,361,772     58.1%
   Merchant banking                              (29,752)    (0.1)%         (37,998)    (0.2)%           202,024      0.9%
   Investment banking                             798,476      3.0%          983,829      4.6%            69,209      0.3%
   Other income                                 2,879,329     10.9%        2,429,643     11.4%         1,502,976      6.5%
   Increase in value attributable to
     subsidiary                                   --           --            --           --             171,305      0.8%
                                           ---------------  --------  ---------------  --------   ---------------   -------
         Total revenues                        26,452,482    100.0%       21,362,180    100.0%        22,992,888    100.0%
                                           ---------------  --------  ---------------  --------   ---------------   -------

Expenses:

   Employee compensation and benefits          17,034,548     64.4%       16,626,723     77.8%        18,046,801     78.5%
   Promotion and advertising                      300,325      1.1%          349,514      1.7%           697,114      3.0%
   Clearance and execution charges                539,217      2.1%          582,674      2.7%         1,508,097      6.6%
   Occupancy and communications                 3,416,820     12.9%        4,043,779     18.9%         4,880,427     21.2%
   Impairment of intangible assets and
     goodwill                                       -          -           2,081,661      9.8%             -          -
   Professional fees                              970,623      3.7%        1,050,155      4.9%         1,635,622      7.1%
   Interest                                         2,634      0.0%           28,431      0.1%           113,323      0.5%
   Other                                        2,492,008      9.4%        3,148,702     14.8%         2,134,469      9.3%
                                           ---------------  --------  ---------------  --------     -------------   -------

         Total expenses                        24,756,175     93.6%       27,911,639    130.7%        29,015,853    126.2%
                                           ---------------  --------  ---------------  --------     -------------   -------

Income (loss) before income tax
     (provision) benefit and minority
     interest in (income) loss of
     subsidiaries                               1,696,307      6.4%      (6,549,459)   (30.7)%        (6,022,965)   (26.2)%

Income tax (provision) benefit                  2,100,777      8.0%      (2,139,428)   (10.0)%         1,969,479      8.6%
                                           ---------------  --------    -------------  --------     -------------   -------

Income (loss) before minority interest
     in (income) loss of subsidiaries           3,797,084     14.4%      (8,688,887)   (40.7)%        (4,053,486)   (17.6)%
Minority interest in (income) loss of
     subsidiaries                                 --           --          (113,751)    (0.5)%           364,431      1.6%
                                           ---------------  --------  ---------------  --------   ---------------   -------
Net income (loss)                           $   3,797,084     14.4%   $  (8,802,638)   (41.2%)    $   (3,689,055)   (16.0)%
                                           ===============  ========  ===============  ========   ===============   =======

RESULTS OF OPERATIONS

         Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

                                    Revenues

         Principal transactions, net for the year ended December 31, 2003 increased 299% to $894,760 from $(449,896) in 2002. The increase is attributable to realized and unrealized gains in the Company's investment account and the value of warrants the Company received in connection with its investment banking activities, and an increase in revenue related to equity and fixed income business for which the Company maintained an inventory, which the Company believes was due to the improvement in the market. Principal transactions, net for the year ended December 31, 2003 consisted of realized and unrealized gains in the Company's investment account and value of warrants received in connection with its investment banking activities of approximately $161,000 and $118,000, respectively, and trading revenue of approximately $614,000.

         Commissions for the year ended December 31, 2003 increased 18.8% to $21,909,669 from $18,436,602 in 2002. The change during the year is primarily attributable to the Company's increased business in equity securities, unit investment trusts, and commissions generated from three private placements, which the Company believes was due to the improvement in the market. Commissions for the year ended December 31, 2003 consisted of agency commissions of approximately $18,610,000, syndicate commissions of approximately $642,000 and mutual fund, variable annuity, life insurance and managed money commissions of approximately $2,657,000.

         Merchant banking for the year ended December 31, 2003 was $(29,752) as a result of the write-down of one of the Company's investments. While there were no new merchant banking transactions during the past year, the Company continues to pursue situations that it believes will be profitable.

         Investment banking for the year ended December 31, 2003 decreased 18.8% to $798,476 from $983,829 in 2002. During 2003 the Company acted as the placement agent for three private placements, and acted as a financial advisor for Montana Mills Bread Co. in connection with its acquisition by Krispy Kreme Donuts. In the prior year the Company earned investment banking fees from a debt conversion, an initial public offering and two private placements, which generated more fees than the transactions completed during 2003.

         Other income for the year ended December 31, 2003 increased 18.5% to $2,879,329 from $2,429,643 in 2002. The increase is primarily attributable to the income related to the annual maintenance fee instituted during March 2003, which is recognized monthly as the annual fee is amortized and amounted to approximately $648,000. The increase is also attributable to transactional and account balance rebates the Company is entitled to receive from its clearing broker under its clearing agreement, which resulted in an increase of approximately $27,000 as well as an increase in other income for approximately $30,000. The increases previously identified are offset by decreases in the one time World Trade Center recovery grant received during 2002 for $150,000, financial advisory consulting income by approximately $36,000, earnout payment income related to the GMST World Markets, Inc. transaction by approximately $49,000, and equity orderflow rebates by approximately $21,000.

                                    Expenses

         Employee compensation and benefits for the year ended December 31, 2003 increased 2.5% to $17,034,548 from $16,626,723 in 2002. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. This line item is also reflective of the reduction of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35% during the first three months of 2003. Other key management personnel also agreed to reduce their base salaries during this period. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salaries by 100% during this period. The salary reductions amounted to approximately $117,000. Additionally, during the year the Company collected outstanding loans from three former employees that were written off in a prior year for approximately

$291,000. Finally, the Company's roster of employees decreased as a result of planned reductions to reduce expenses which caused a decrease in base salaries and commission payouts related to its deferred commission plans.

         Promotion and advertising for the year ended December 31, 2003 decreased 14.1% to $300,325 from $349,514 in 2002 as a result of the Company's decrease in car allowances arising from the termination of certain employees as well as a decrease in meals and entertainment, and travel expenses, partially offset by a planned increase in expenditures for radio advertising to attract new customers.

         Clearance and execution charges for the year ended December 31, 2003 decreased 7.5% to $539,217 from $582,674 in 2002. The decrease is a result of a shift towards commission products carrying a lower average ticket charge.

         Occupancy and communications costs for the year ended December 31, 2003 decreased 15.5% to $3,416,820 from $4,043,779 in 2002. This decrease is primarily a result of the relocation of one of the Company's branch offices to smaller and less expensive office space, the elimination of depreciation expense related to assets that were fully depreciated in the prior year, the completion of the furniture financing related to the Company's corporate offices in the prior year, and the reduction of communication and telephone expenses due to a reduction of the number of employees as compared to the prior year. As part of the Company's long distance telephone contract, it received a credit for telephone expenses during 2003. Additionally, the Company recognized a loss for approximately $72,000 related to the disposal of fixed assets in the Company's New York City, Fort Lauderdale and Red Bank offices. The New York City and Fort Lauderdale offices were closed prior to the lease expiration date, while the Red Bank lease expired. Additionally, the Company subleased its New York City office lease through the remainder of the lease term which ends during October 2005 and reduced the accrued lease loss amount for the remaining lease period to approximately $144,000. The representative's located in these closed offices were primarily relocated to other offices. Finally, the closing of the Fort Lauderdale office resulted in the Company recognizing a loss amounting to approximately $575,000 which represents the remaining lease and operating commitments related to this office lease (approximately $365,000 of the loss relates to the remaining office lease payments and approximately $210,000 of the loss relates to the remaining operating commitments which are reflected in the "Other expenses" line item in the consolidated statement of operations.)

         Impairment of intangible assets and goodwill for the year ended December 31, 2003 was $0 as compared to $2,081,661 in 2002. During the year ended December 31, 2002, the Company recorded an impairment of intangible assets and goodwill as a result of the write-off of intangible assets and goodwill amounts related to the acquisitions of Princeton Securities Corporation and M.S. Farrell & Co. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post- and pre-acquisition factors which identified a reduction in the registered representatives formerly employed by those entities and a decline in expected revenues.

         Professional fees for the year ended December 31, 2003 decreased 7.6% to $970,623 from $1,050,155 in 2002. The decrease is reflective of non-recurring legal fees in the prior year, the shift toward more legal work being performed internally by the Company, and cost reductions derived from all of the Company's outside professionals. Outside counsel has been and continues to be used in certain customer arbitrations and regulatory matters related to potential violations of NASD Conduct Rules and Federal securities laws. Professional fees are reflective of legal fees related to the Company's vacated office space in San Diego. In December 2001 the Company's sub-tenant abandoned the San Diego office space and stopped paying rent to the Company. Based on the nature of the sub-tenant's relationship with the Company's landlord, the Company decided to stop paying rent as well, however, it continued to accrue on a monthly basis an amount equivalent to the straight-line rent related to the San Diego lease. The Company's landlord pursued legal action and during 2003 the court ruled in favor of the landlord and required the Company to pay $227,000 to the landlord, which amount was accrued by the Company prior to the final settlement payment. The Company pursued legal action against its subtenant and was awarded $300,000, which it is currently trying to collect.

         Interest expense for the year ended December 31, 2003 decreased 90.7% to $2,634 from $28,431 in 2002. This decrease was primarily due to the reversal during the comparable period in 2002 of accrued interest related to Kirlin Securities' deferred commission plan and arose from the termination of employment of certain registered representatives. Non-vested deferred commission interest related to terminated representatives is immediately forfeited. During 2003 the interest related to terminated representatives which was reversed amounted to approximately $53,000.

         Other expenses for the year ended December 31, 2003 decreased 20.9% to $2,492,008 from $3,148,702 in 2002 primarily as a result of lower accruals for customer arbitrations and reversal of prior accruals which arose due to the Company satisfying unpaid awards for less than the awarded amount. Shareholder administration expenses and franchise taxes decreased due to lower than expected expenses for 2002, which resulted in lower incurred charges paid during 2003. Additionally, general office expenses decreased due to the decrease in the number of employees and offices, however, during February 2003 the Company entered into a new two-year licensing agreement with an outside vendor to provide trade compliance monitoring support on all executed trades at a cost of approximately $4,000 per month. The Company may terminate this agreement with sixty days written notice. The decrease is also attributable to impairment of goodwill due to the write-off of intangible assets and goodwill amounts in 2002 as discussed in the "Impairment of intangible assets and goodwill" line item in the consolidated statement of operations as well as a one time filing fee incurred in the prior year to transfer the Company's Common Stock quotation from the Nasdaq National Market to the Nasdaq SmallCap Market. The above items were offset by an accrual in the amount of $1,250,000 related to the potential settlement of pending regulatory enforcement matters related to potential violations of NASD Conduct Rules and/or Federal securities laws by the Company's broker-dealer subsidiary, Kirlin Securities, Inc. In addition to the settlement amount, the broker-dealer subsidiary will retain an independent consultant to review and report regarding its compliance and supervisory policies and procedures. The proposed settlement is subject to formal regulatory approval by NASD's National Adjudicatory Council ("NAC"). It cannot be stated with reasonable certainty when or if the proposed settlement will be approved by the NAC. If the proposed settlement is not approved, it is anticipated that the subject matters will be re-calendared for hearings later in 2004. Other expenses for the year ended December 31, 2003 consisted of municipal syndicate participation losses of approximately $161,000, clearing broker non-trade processing costs of approximately $49,000, office lease operating and tax expense write-offs related to the closing of the Fort Lauderdale office of approximately $210,000 (as identified in the in the "Occupancy and communications costs" line item in the consolidated statement of operations, during the year the Fort Lauderdale office was closed, which resulted in the Company recognizing a loss amounting to approximately $575,000 which represents the remaining lease and operating commitments related to this office lease where approximately $365,000 of the loss relates to the remaining office lease payments and approximately $210,000 of the loss relates to the remaining operating commitments), office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $121,000, directors fees of approximately $50,000, NASD settlement of $1,250,000, regulatory listing, registration and assessment expenses of approximately $372,000, general office expenses net of clearing broker conversion reimbursements of approximately $249,000, and miscellaneous expenses of approximately $30,000.

         Income tax benefit for the year ended December 31, 2003 was $2,100,777 as compared to an income tax provision of $2,139,428 for the year ended December 31, 2002. This income tax benefit incorporates the expected usage of the Company's net operating loss carryforward and other deferred tax asset amounts. At December 31, 2003 the Company reduced its valuation allowance to approximately 40% of the Company's gross deferred tax assets (which relate to its net operating loss carryforwards and other temporary differences) based upon the Company's estimation of future taxable income.

         Net income of $3,797,084 for the year ended December 31, 2003 compares to net loss of $8,802,638 for the year ended December 31, 2002. Overall this resulted primarily from an increase in revenues during 2003 which the Company believes was due to the improvement in the market, a reduction in expenses due to the Company's operating cost reduction emphasis in 2003, and the non-recurring impairment of intangible assets and goodwill expense that occurred in 2002.

         Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

                                    Revenues

         Principal transactions, net for the year ended December 31, 2002 decreased 106% to $(449,896) from $7,685,602 in 2001. The decrease is primarily attributable to a shift away from principal business to commission business identified in the next paragraph, as well as a decrease in the value of warrants the Company received in connection with its investment banking activities.

         Commissions for the year ended December 31, 2002 increased 38% to $18,436,602 from $13,361,772 in 2001. The increase is primarily attributable to the Companies decision to limit its market-making activities, in which it buys and sells securities as principal, and to conduct its brokerage business primarily on an agency basis, for which the Company earns commissions and which reduced the Company's exposure to market risk. Commission business is comprised of equity securities, unit trusts, and mutual funds, which, except for equity securities for which the Company maintains an inventory, are bought and sold on an agency basis for which the Company receives a commission. The change is also reflective of the increase in commissions resulting from the addition of registered representatives which arose from the acquisition of certain assets of M.S. Farrell & Co. during August 2001.

         Merchant banking for the year ended December 31, 2002 decreased 119% to $(37,998) from $202,024 in 2001. The loss for 2002 results from the write-down of one of the Company's investments.

         Investment banking for the year ended December 31, 2002 was $983,829 as compared to $69,209 in 2001 as a result of fees the Company generated in 2002 from acting as the underwriter for an initial public offering and as a placement agent related to a debt conversion and two private placements.

         Other income for the year ended December 31, 2002 increased 61.7% to $2,429,643 from $1,502,976 in 2001. The increase is primarily attributable to the increases in transactional and account balance rebates the Company is entitled to receive from its clearing broker under its clearing agreement, consulting income related to investment banking and earnout payment income the Company is entitled to receive from GMST World Markets, Inc. Other income for the year ended December 31, 2002 consisted of rebates on customer balances and transactions for approximately $1,229,000, clearing fee rebates for approximately $359,000, interest and dividend income for approximately $473,000, financial advisory consulting income for approximately $141,000, and other income for approximately $227,000.

         Increase in value attributable to subsidiaries for the year ended December 31, 2002 was $0 as compared to $171,305 in 2001. This line item changes based on the value of the Company's investment in its subsidiaries. During the year ended December 31, 2002 none of the Company's subsidiaries had any changes which affected this line item.

                                    Expenses

         Employee compensation and benefits for the year ended December 31, 2002 decreased 7.9% to $16,626,723 from $18,046,801 in 2001. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The results are reflective of the compensation costs directly related to the increase in commission structure for its registered representatives and branch managers which was initiated during September 2001, as well as the compensation costs directly related to the hiring of additional personnel following the acquisition of certain assets of M.S. Farrell & Co. during August 2001. Employee compensation and benefits for the year ended December 31, 2002 consisted of commission and override payouts of approximately $9,731,000, salary and bonus payouts inclusive of restricted stock and loan amortization benefits and taxable loan write-off's of approximately $5,724,000, taxes related compensation (i.e. social security, medicare, state unemployment insurance) of approximately $965,000, and benefits of approximately $207,000.

         Promotion and advertising for the year ended December 31, 2002 decreased 49.9% to $349,514 from

$697,114 in 2001 primarily as a result of the Company's decrease in advertising expenditures related to Kirlin Securities' radio campaign and due to the expiration of VentureHighway's advertising commitment during December 2001. To a lesser extent this line item decreased due to the promotional expenses related to GMST during 2001, which was sold during December 2001, and therefore not a factor in 2002.

         Clearance and execution charges for the year ended December 31, 2002 decreased 61.4% to $582,674 from $1,508,097 in 2001 primarily as a result of the change in clearing brokers during October 2001 which resulted in reduced fees.

         Occupancy and communications costs for the year ended December 31, 2002 decreased 17.1% to $4,043,779 from $4,880,427 in 2001. This decrease is primarily a result of the elimination of these costs directly related to VentureHighway which was formally dissolved during 2002 and the sale of the Company's majority interest in GMST during December 2001, partially offset by the increase in occupancy and communications costs as a result of the prior year acquisition of certain assets and the assumption of liabilities under real estate and equipment leases of M.S. Farrell & Co. Other expenses for the year ended December 31, 2002 consisted of rent expense of approximately $1,410,000, office utilities, maintenance and moving expenses of approximately $120,000, depreciation expense of approximately $626,000, furniture financing of approximately $84,000, communication charges of approximately $989,000, telephone expenses of approximately $522,000, and printing and postage expenses of approximately $293,000.

         Impairment of intangible assets and goodwill for the year ended December 31, 2002 amounted to $2,081,661 and is a result of the write-off of intangible assets and goodwill amounts related to the acquisitions of Princeton Securities Corporation and M.S. Farrell & Co. This write-off decision was made based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry, and comparison of post- and pre-acquisition factors which identified a reduction in the registered representatives formerly employed by those entities and a decline in expected revenues.

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

         Other expenses for the year ended December 31, 2002 increased 47.5% to $3,148,702 from $2,134,469 in 2001 primarily a result of the settlement of and accrual for customer arbitrations, as well as a result of general office expenses related to the acquisition of certain assets of a retail oriented brokerage firm during August 2001 which resulted in an increase in the number of branch offices operated by the Company. Other expenses for the year ended December 31, 2002 consisted of municipal syndicate participation loses of approximately $151,000, clearing broker non-trade processing costs of approximately $99,000, office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $143,000, directors fees of approximately $38,000, regulatory listing, registration and assessment expenses of approximately $480,000, customer settlement of approximately $1,362,000, general office expenses of approximately $661,000, goodwill amortization expense of approximately $200,000 and miscellaneous expenses of approximately $14,000

         Income tax provision for the year ended December 31, 2002 was $2,139,428 as compared to an income tax benefit of $1,969,479 for the year ended December 31, 2001, which is reflective of the valuation allowance of 100% of the Company's deferred tax assets which relate to its net operating loss carryforwards and other temporary differences.

         Net loss of $8,802,638 for the year ended December 31, 2002 compares to net loss of $3,689,055 for the year ended December 31, 2002. This resulted primarily from the change in revenues and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, approximately 67% of the Company's assets were comprised of cash and highly liquid securities.

         Cash and cash equivalents amounted to $3,032,931 at December 31, 2003 as compared to $3,035,084 at December 31, 2002 and is basically unchanged.

         Due from Clearing Brokers amounted to $3,175,650 at December 31, 2003 as compared to $559,303 at December 31, 2002. This 468% increase is primarily attributable to increased receivables related to agency commissions owed to the Company and cash balances maintained in the Company's trading accounts at the end of the year.

         Securities Owned at December 31, 2003 were $3,475,521 as compared to $1,856,245 at December 31, 2002. This increase is primarily reflective of the increase in equity securities maintained in the Company's investment account which should yield a higher paying dividend as compared to the current money market fund rate. The above increase is offset by decreases in U.S. government and agency obligations and state and municipal obligations held in inventory with respect to the Company's retail and syndicate activities.

         Rebate Receivable amounted to $1,241,000 at December 31, 2003 as compared to $964,000 at December 31, 2002. This 28.7% increase is reflective of the rebate the Company is entitled to receive from its clearing broker as provided in the clearing agreement. The Company generated income and fees which increased this line item by $714,500 offset by the collection of $437,500 of this rebate receivable. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate is supposed to be paid by the clearing broker up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

         Representative Loans at December 31, 2003 amounted to $136,341 as compared to $547,914 at December 31, 2002. This 75.1% decrease is reflective of the net change resulting from the reduction in the disbursement of new loans provided to registered representatives as part of the Company's recruitment efforts net of the amortization, collections, and write-offs related to loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

         Furniture, Fixtures and Leasehold Improvements, net, at December 31, 2003, decreased to $142,498 as compared to $574,986 at December 31, 2002. This 75.2% decrease primarily results from the depreciation of fixed assets and the write-off of fixed assets for approximately $72,000 located in three branch offices as previously discussed in the "Occupancy and communications" line item in the Result of Operations.

         Deferred Tax Assets, net at December 31, 2003 amounted to $2,165,805 as compared to $0 at December 31, 2002. The deferred tax asset changed during the period due to the expected utilization of the Company's net operating loss carryforward and other temporary differences which results in a reduction in its valuation allowance. At December 31, 2003 the valuation allowance is approximately 40% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At December 31, 2003 the deferred tax assets amount to approximately $3,591,000 and the recorded valuation allowance amounted to approximately $1,425,000. If the Company continues to be profitable then it anticipates being able to use a substantial portion of the deferred tax asset.

         Other assets increased by 33.4% to $850,669 at December 31, 2003, from $637,924 at December 31, 2002. The increase is attributable to increases in a receivable related to the nonpayment of a trade by a customer which led to the initiation of legal action by the Company, commissions receivable related to mutual funds and unit investment trusts, and a receivable related to conversion cost reimbursements by the broker-dealers clearing broker. The above increase is offset by the following decreases: (i) net receivable related to two legal matters whereby the receivables that existed at December 31, 2002 were satisfied; and (ii) a decrease in the rent deposits related to three of the Company's leases, two of which were forfeited as part of the early termination of those leases. Other assets at December 31, 2003 consists of clearing broker conversion cost reimbursement receivable of $300,000, unit investment trust and mutual fund commissions receivable of approximately $108,000, prepaid expenses of approximately $146,000, rent deposits inclusive of a letter of credit deposit of approximately $224,000, and other assets of approximately $73,000. Other assets at December 31, 2002 consists of unit investment trust and mutual fund commissions receivable and trade facilitation fees of approximately $98,000, prepaid expenses of approximately $151,000, rent deposits inclusive of a letter of credit deposit of approximately $252,000, and other assets of approximately $137,000.

         Securities sold, not yet purchased amounted to $123,972 at December 31, 2003 as compared to $143,205 at December 31, 2002. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

         Accrued compensation was $1,892,160 at December 31, 2003 as compared to $1,694,183 at December 31, 2002, a 11.7% increase. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of 2003 as compared to 2002.

         Accounts payable and accrued expenses at December 31, 2003 were $4,180,279 as compared to $2,269,672 at December 31, 2002, a 84.2% increase. The change is primarily attributable to the accrual in the amount of $1,250,000 related to the potential settlement of the potential violations of NASD Conduct Rules and/or Federal securities laws and $200,000 related to professional fees associated with this settlement as previously discussed in the "Other expenses" line item in the consolidated statement of operations. The change is also attributable to two office lease write-off's which arose due to the closing of two branch offices as previously discussed in the "Occupancy and communications" line item in the consolidated statement of operations." The increase is also reflective of the collection in March 2003 of the annual maintenance fee charged to client accounts and the recordation in the Company's Consolidated Statement of Financial Condition of an offsetting liability. The income related to the annual maintenance fee is recognized monthly as the annual fee is amortized. This increase is also attributable to current state income taxes payable reflective of the adjustment for the current period's earnings. The Company reports its income for federal tax purposes on a consolidated basis while the Company files separate state and local income tax returns. As a result, different tax regulations exist between each government body causing certain items that are utilizable in one jurisdiction being postponed in their utilization in others. Net operating losses is one such item which was suspended for 2002 and 2003 only by California and New Jersey but is currently allowed by New York State and the Internal Revenue Service. Additionally, permanent and temporary differences can result in higher or lower amounts due. One such item is the $1,250,000 NASD settlement as previously discussed in the "Other expenses" line item in the Results of Operations. The portion of the settlement classified as a fine is not deductible and is considered a permanent difference while the portion that is considered restitution to customers is considered a temporary difference that is not deductible in 2003 since payment was not made by March 15, 2004, however, is deductible in 2004 if paid by March 15, 2005. The above increase is offset by a decrease in the accrued liability related to existing claims, arbitrations and unpaid settlements, which decreased due to the payment of some settlement amounts and the reversal of prior accruals due to the Company satisfying unpaid awards for less than the awarded amount. This line item also decreased due to the payment of the rent accrual related to the Company's vacated office space in San Diego, which is described in the previous discussion regarding Professional Fees in Results of Operations. The increase is also attributable to the override payments to be made to the former owners of Princeton Securities, where the Company is required to pay an override on the commissions generated by the representatives directly hired as part of the transaction through March 2003. The final payment was expected to be made during May 2003, however, accrued amounts related to one of the former owners is being withheld due to a disagreement over amounts owed to the Company and its attorneys in relation to GMST World Market's arbitration. To a lesser extent this line item increased due to the increase in payables related to the Company's general business. Accounts payable and accrued expenses at December 31, 2003 consists of accrued professional fees of approximately $588,000, accrued communications of approximately $233,000, accrued computer and copier of approximately $202,000, accrued arbitration settlements of approximately $191,000, accrued lease expense of approximately $648,000, accrued regulatory expense of approximately $1,250,000 and other accounts payable and accrued expenses of approximately $1,069,000. Accounts payable and accrued expenses at December 31, 2002 consists of accrued professional fees of approximately $331,000, accrued communications of approximately $245,000, accrued computer and copier of approximately $202,000, accrued arbitration settlements of approximately $536,000, and other accounts payable and accrued expenses of approximately $903,000.

         Subordinated borrowings amounted to $2,062,500 at December 31, 2003 as compared to $2,500,000 at December 31, 2002. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan and calls for payments over various periods of time during this three-year period. During the year ended December 31, 2003 the Company repayed $437,500 of this subordinated loan back to the clearing broker, which payment was made from the funds received from the clearing broker under the rebate agreement.

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

         The Company's operations historically have been the principal source of cash needed by the Company's business. Retained earnings and cash generally were sufficient to carry the Company through periods when operations used more cash than was generated. However, the Company experienced significant losses in 2000 through 2002 and the Company sought capital form external sources. This was provided by the $2,500,000 three-year subordinated loan Kirlin Securities obtained from its clearing broker in 2002 and by a private placement of the Company's securities in 2001 that raised $1,500,000. Alternatively, the Company was able to implement through its operations an annual account maintenance fee that was instituted during 2003 and generated approximately $800,000.

         The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company, however, continues to explore the possibility of a financing to assist it in pursuing its plans for growth.

CONSOLIDATED CONTRACTUAL OBLIGATIONS AND LEASE COMMITMENTS

         The table below summarizes information about our consolidated contractual obligations as of December 31, 2003 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

                                                                                                                   2008 and
                               Total            2004              2005             2006             2007          thereafter
                            ------------    -------------     -------------    --------------    ------------    --------------
Equipment lease
  obligations                $   184,043     $   110,742       $    53,304      $     19,997      $   --          $     --
Office lease obligations       1,419,801         910,234           335,592            93,492          80,483            --
Employment contract
  obligations                  3,523,333         755,000           755,000           755,000         755,000           503,333
                             -----------     -----------       -----------      ------------      ----------      ------------

                             $ 5,127,177     $ 1,775,976       $ 1,143,896      $    868,489      $  835,483      $    503,333
                             ===========     ===========       ===========      ============      ==========      ============



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

ITEM 8.  FINANCIAL STATEMENTS.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT - MARCUM & KLIEGMAN LLP                                                          F-1

INDEPENDENT AUDITORS' REPORT - GOLDSTEIN GOLUB KESSLER LLP                                                    F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Statements of Financial Condition as of December 31, 2003 and 2002                                         F-3

   Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001                              F-4

   Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 2003, 2002 and 2001                                                                          F-5

   Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001                              F-6

   Notes to Consolidated Financial Statements                                                              F-7 - F-24

INDEPENDENT AUDITORS' REPORT


To the Audit Committee of the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statement of financial condition of Kirlin Holding Corp. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
MARCUM & KLIEGMAN LLP
New York, New York
March 10, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kirlin Holding Corp.


We have audited the accompanying consolidated statement of financial condition of Kirlin Holding Corp. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirlin Holding Corp. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 22, 2003

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                DECEMBER 31,      DECEMBER 31,
                                                                                    2003             2002
                                                                               --------------    -------------
                                  ASSETS:

Cash                                                                           $    3,032,931    $   3,035,084
Due from Clearing Brokers                                                           3,175,650          559,303
Securities Owned:
   U.S. government and agency obligations, at market value                             53,532          320,103
   State and municipal obligations, at market value                                   283,101          757,450
   Corporate bonds and other securities, at market value                            3,008,844          705,967
   Non-marketable securities, at fair value                                           130,044           72,725
Rebate Receivable                                                                   1,241,000          964,000
Representative Loans                                                                  136,341          547,914
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of $2,963,955 and
    $2,944,342, respectively                                                          142,498          574,986
Deferred Tax Assets, net of valuation allowances of $1,425,043 and
    $4,119,640, respectively                                                        2,165,805         --
Other Assets                                                                          850,669          637,924
                                                                               --------------    -------------

               Total assets                                                    $   14,220,415    $   8,175,456
                                                                               ==============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, not yet purchased, at market value                         $      123,972    $     143,205
   Accrued compensation                                                             1,892,160        1,694,183
   Accounts payable and accrued expenses                                            4,180,279        2,269,672
                                                                               --------------    -------------

               Total liabilities                                                    6,196,411        4,107,060
                                                                               --------------    -------------


Subordinated borrowings                                                             2,062,500        2,500,000
                                                                               --------------    -------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 7,000,000 shares, issued
      and outstanding 2,036,853 and 1,798,224 shares, respectively                        204              180
   Additional paid-in capital                                                      16,644,939       16,226,346
   Unearned stock compensation                                                       (106,002)        (283,409)
   Accumulated deficit                                                            (10,577,637)     (14,374,721)
                                                                               --------------    -------------

               Total stockholders' equity                                           5,961,504        1,568,396
                                                                               --------------    -------------

               Total liabilities and stockholders' equity                      $   14,220,415    $   8,175,456
                                                                               ==============    =============

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                         2003           2002           2001
                                                                    ------------    -----------    ------------
Revenues:
   Principal transactions, net                                      $    894,760    $  (449,896)   $  7,685,602
   Commissions                                                        21,909,669      18,436,602     13,361,772
   Merchant banking                                                     (29,752)        (37,998)        202,024
   Investment banking                                                    798,476         983,829         69,209
   Other income                                                        2,879,329       2,429,643      1,502,976
   Increase in value attributable to subsidiaries                        --             --              171,305
                                                                    ------------    -----------    ------------

                  Total revenues                                      26,452,482      21,362,180     22,992,888
                                                                    ------------    -----------    ------------

Expenses:
   Employee compensation and benefits                                 17,034,548      16,626,723     18,046,801
   Promotion and advertising                                             300,325         349,514        697,114
   Clearance and execution charges                                       539,217         582,674      1,508,097
   Occupancy and communications                                        3,416,820       4,043,779      4,880,427
   Impairment of intangible assets and goodwill                          --            2,081,661        --
   Professional fees                                                     970,623       1,050,155      1,635,622
   Interest                                                                2,634          28,431        113,323
   Other                                                               2,492,008       3,148,702      2,134,469
                                                                    ------------    -----------    ------------

                  Total expenses                                      24,756,175     27,911,639      29,015,853
                                                                    ------------    -----------    ------------

   Income (loss) before income tax (provision) benefit and
       minority interest in (income) loss of subsidiaries              1,696,307     (6,549,459)    (6,022,965)

Income tax (provision) benefit                                         2,100,777     (2,139,428)      1,969,479
                                                                    ------------    -----------    ------------

   Income (loss) before minority interest in (income) loss of
       subsidiaries                                                    3,797,084     (8,688,887)    (4,053,486)

Minority interest in (income) loss of subsidiaries                       --            (113,751)        364,431
                                                                    ------------    -----------    ------------

   Net income (loss)                                                $  3,797,084    $(8,802,638)   $(3,689,055)
                                                                    ============    ===========    ===========

Basic earnings (loss) per common share (See Note 1)                 $       2.36    $     (5.17)   $     (2.34)
                                                                    ============    ===========    ===========

Weighted-average shares outstanding (See Note 1)                       1,609,458      1,701,888      1,580,156
                                                                    ============    ===========    ===========

Diluted earnings (loss) per common share (See Note 1)               $       1.73    $     (5.17)         (2.34)
                                                                    ============    ===========    ===========

Weighted-average shares of common stock and common stock
   equivalents outstanding (See Note 1)                                2,191,484      1,701,888      1,580,156
                                                                    ============    ===========    ===========

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001


                                  Common Stock             Additional       Unearned
                          ----------------------------      Paid-in          Stock         Accumulated
                             Shares        Par Value        Capital       Compensation       Deficit          Total
                          ------------    ------------    ------------    ------------    ------------    ------------
Stockholders' equity
   at January 1, 2001        1,583,755    $        158    $ 12,664,145            --      $ (1,883,028)   $ 10,781,275

Stock and warrant
   issuances                   289,152              29       2,288,278    $   (294,433)           --         1,993,874

Equity enhancement                --              --           445,238            --              --           445,238

Stock forfeitures              (10,096)             (1)       (117,137)           --              --          (117,138)

Warrant issued in
   connection with
   acquisition                    --              --         1,356,000            --              --         1,356,000

Net loss                          --              --              --              --        (3,689,055)     (3,689,055)
                          ------------    ------------    ------------    ------------    ------------    ------------

Stockholders' equity
   at December 31, 2001      1,862,811             186      16,636,524        (294,433)     (5,572,083)     10,770,194

Stock issuances                165,090              17       1,107,424          (7,559)           --         1,099,882

Stock forfeitures              (44,514)             (4)       (454,211)         18,583            --          (435,632)

Repurchases and
   retirements of stock       (185,163)            (19)     (1,063,391)           --              --        (1,063,410)

Net loss                          --              --              --              --        (8,802,638)     (8,802,638)
                          ------------    ------------    ------------    ------------    ------------    ------------

Stockholders' equity
   at December 31, 2002      1,798,224             180      16,226,346        (283,409)    (14,374,721)      1,568,396

Issuance of restricted
   stock to employees
   under stock plans            42,116               4          69,171         (69,175)           --              --

Exercise of stock
   options                       3,334            --            25,063            --              --            25,063

Issuance of stock to
   employees under
   deferred commission
   plan                        277,248              28         959,583            --              --           959,611

Issuance of stock for
   services                     20,037               2          52,498         (22,500)           --            30,000

Amortization of
   unearned stock
   compensation                   --              --              --           210,803            --           210,803

Forfeitures of stock
   by employees under
   deferred commission
   plan                        (77,742)             (7)       (457,175)           --              --          (457,182)

Forfeitures of
   restricted stock by
   employees                   (26,364)             (3)       (230,547)         58,279            --          (172,271)

Net income                        --              --              --              --         3,797,084       3,797,084
                          ------------    ------------    ------------    ------------    ------------    ------------

Stockholders' equity
   at December 31, 2003      2,036,853    $        204    $ 16,644,939    $   (106,002)   $(10,577,637)   $  5,961,504
                          ============    ============    ============    ============    ============    ============

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                                  -----------------------------------------
                                                                                      2003           2002           2001
                                                                                  -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                             $ 3,797,084    $(8,802,638)   $(3,689,055)
                                                                                  -----------    -----------    -----------
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                   346,776        800,229        867,436
      Deferred income taxes                                                        (2,165,805)     2,120,115     (1,184,236)
      Minority interest adjustments                                                      --         (113,751)      (146,739)
      Minority interest in income (loss) of subsidiaries                                 --          113,751       (364,431)
      (Increase) decrease in nonmarketable securities                                 (57,319)       534,523        383,402
      Non-cash compensation                                                           570,960        664,250        567,327
      Impairment of intangible assets and goodwill                                       --        2,081,662           --
      Loss on disposal of subsidiary                                                     --             --          249,800
      Loss on disposal of furniture and fixtures                                       74,053          8,568        164,260
      Decrease (increase) in operating assets, net of
        acquisitions and dispositions:
          Due from clearing brokers                                                (2,616,347)     2,309,851      1,655,039
          Securities owned, at market value                                        (1,561,957)       (45,136)      (411,102)
          Deferred tax asset                                                             --        1,337,740           --
          Rebate receivable                                                          (277,000)      (714,000)      (250,000)
          Representative loans                                                        411,573        454,548        482,562
          Other assets                                                               (212,745)        84,605      1,570,302
      (Decrease) increase in operating liabilities, net
      of acquisitions and dispositions:
          Securities sold, not yet purchased, at market value                         (19,233)       (81,166)       (73,558)
          Accrued compensation                                                        197,977       (419,104)        32,194
          Accounts payable and accrued expenses                                     1,910,607        502,568       (252,384)
                                                                                  -----------    -----------    -----------

               Total adjustments                                                   (3,398,460)     9,639,253      3,289,872
                                                                                  -----------    -----------    -----------

               Net cash provided by (used in) operating
                    activities                                                        398,624        836,615       (399,183)
                                                                                  -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of furniture, fixtures and leasehold improvements                         (5,841)      (118,877)      (334,213)
    Proceeds from sale of furniture and fixtures                                       17,500           --             --
    Acquisition of other businesses inclusive of contingent
      payments, net of cash                                                              --          (91,330)      (183,580)
                                                                                  -----------    -----------    -----------


               Net cash provided by (used in) investing
                    activities                                                         11,659       (210,207)      (517,793)
                                                                                  -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                             25,064           --        1,309,410
    Repurchase of common stock                                                           --       (1,063,410)          --
    (Repayment of) proceeds from subordinated borrowings                             (437,500)     2,500,000           --
                                                                                  -----------    -----------    -----------

               Net cash (used in) provided by financing
                    activities                                                       (412,436)     1,436,590      1,309,410
                                                                                  -----------    -----------    -----------

Net (decrease) increase in cash                                                        (2,153)     2,062,998        392,434

Cash at beginning of year                                                           3,035,084        972,086        579,652
                                                                                  -----------    -----------    -----------

Cash at end of year                                                               $ 3,032,931    $ 3,035,084    $   972,086
                                                                                  ===========    ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                    $    31,652    $     7,255    $    51,875
      Income taxes                                                                $     9,108    $    22,777    $    22,145

Supplemental disclosures of noncash investing and financing activities:
    Common stock issued for:
      Issuance of warrant for acquisition                                         $      --      $      --      $ 1,356,000
      Common stock awards, net of forfeitures                                     $   570,960    $   664,250    $   567,326
      Non-cash equity enhancement                                                 $      --      $      --      $   445,238

See Notes to Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Operations

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

         Securities Transactions, Commission Revenue and Commission Expenses

         Securities transactions, commission revenue and commission expenses are recorded on a trade date basis. Unrealized gains and losses on securities transactions are included in principal transactions in the consolidated statements of operations. Investment banking revenues include fees, arising from securities offerings in which the Company acts as an underwriter or agent, net of syndicate expenses, along with fees earned from providing financial advisory services. Investment banking fees are recognized at the time the transaction is consummated.

         Substantially all of the Company's financial instruments are carried at market value with the exception of non-marketable securities which are valued at fair value as determined by management.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Furniture, Fixtures and Leasehold Improvements

         Furniture, fixtures and leasehold improvements are recorded at cost. Furniture and fixtures and office equipment are depreciated on a straight-line basis over the economic useful lives of assets, which range from three to five years. Leasehold improvements are amortized over the lesser of their economic useful lives or the expected term of the related lease. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

         Representative Loans

         The Company loans money to certain registered representatives as an incentive for their affiliation with the Company. The registered representatives sign an employment agreement and promissory note with the Company for a specified term. The loans are then amortized on a straight-line basis over a period as specified in the agreement.

         Advertising Costs

         The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was approximately $124,000, $50,000 and $368,000 for the years ended December 31, 2003,
         2002 and 2001, respectively.

         Other Income

         Included in other income for the years ended December 31, 2003, 2002 and 2001 is interest income in the amount of approximately $675,000, $473,000 and $136,000, respectively, as well as, trailer and other income in the amount of approximately $2,204,000, $1,957,000 and $1,367,000, respectively. Interest income represents income earned through interest rebates paid by the Company's clearing broker to the Company for the maintaining of customer balances at the clearing broker. Trailer and other income represents income generated from rebates from the Company's clearing broker, as well as, consulting services provided by the Company.

         Income Taxes

         The Company recognizes deferred tax assets and liabilities based on the differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Change of Previously Stated Earnings Per Share

         In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003 it was determined that the earnings per share calculation should be changed in order to exclude nonvested and contingently returnable shares in the Company's restricted and deferred commission plans from the basic earnings per share calculation and a modification of those shares in the calculation of diluted earnings per share. This change resulted in different quarterly and annual basic and diluted earnings per share amounts for prior periods than previously reported.

         Stock-Based Compensation

         At December 31, 2003, the Company had two stock-based employee compensation plans (see Note 9). As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         arrangements as defined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and the related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted by the Parent to employees of the Company under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

         The following summary illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                          YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                 2003             2002             2001
                                              ----------     ------------     -----------
Net income (loss) as reported                 $3,797,084     $ (8,802,638)    $(3,689,055)

Deduct: Total stock based employee
  compensation expense determined under
  the fair value based method                   (574,139)      (1,757,173)     (1,620,189)
                                              ----------     ------------     -----------

Proforma net income (loss)                    $3,222,945     $(10,559,811)    $(5,309,244)
                                              ==========     ============     ===========

Basic income (loss) per common share as
  reported                                    $     2.36     $      (5.17)    $     (2.34)
Proforma basic income (loss) per common
  share                                       $     2.00     $      (6.20)    $     (3.36)

Diluted income (loss) per common share as
  reported                                    $     1.73     $      (5.17)    $     (2.34)
Proforma diluted income (loss) per common
  share                                       $     1.47     $      (6.20)    $     (3.36)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted in 2001, the following assumptions were used: expected volatility of approximately 136%, risk-free interest rate of approximately 5%, annual rate of dividends of 0%, and expected option lives of up to 10 years. For options granted in 2002, the following assumptions were used: expected volatility of approximately 145%, risk-free interest rate of approximately 5%, annual rate of dividends of 0%, and expected option lives of up to 10 years. For options granted in 2003, the following assumptions were used: expected volatility of approximately 80%, risk-free interest rate of approximately 4%, annual rate of dividends of 0%, and expected option lives of up to 10 years.

         The fair value of options granted during the year ended December 31, 2003 based on the Black-Scholes option pricing model amounted to approximately $1,156,000.

         The pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future periods.

         Options granted to non-employees are accounted for at fair value.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Effect of Recent Accounting Pronouncements

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

         Concentrations of Credit Risk

         The Company is engaged in trading and a broad range of securities brokerage and investment services to a primarily retail clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company's business activities include broker-dealers and clearing organizations, and can include banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses one clearing broker for substantially all of their business. The Company permits the clearing firms to extend credit to their clientele secured by cash and securities in the client's account. The Company's exposure to credit risk associated with the non-performance by their customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company's clients. It is the Company's policy to review, as necessary, the credit standing of their customers and each counterparty. Amounts due from customers that are considered uncollectible are charged back to the Company by the clearing broker when such amounts become determinable. At December 31, 2003 and 2002, there were no amounts due from customers included in the accompanying consolidated statements of financial condition.

         The Company's activities can include the purchase and sale of stock options and warrants. Stock options and warrants give the buyer the right to purchase or sell securities at a specific price until a specified expiration date. These financial instruments are used to conduct trading activities and manage market risk.

         The Company may receive warrants as part of its underwriting activities for initial public offerings. Such transactions may result in credit exposure in the event the counter-party to the transaction is unable to fulfill its contractual obligations. Substantially all of the stock options and warrants are traded on national exchanges, which can be subject to market risk in the form of price fluctuations.

         In addition, the Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2003, at the market values of the related securities and will incur a loss if the market value of these securities increases subsequent to December 31, 2003.

         The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution except for two accounts which are insured up to $1,000,000. At times, such amounts may exceed these limits. At December 31, 2003, the Company had balances in excess of the above limits for approximately $105,000 and $656,000, respectively. At December 31, 2002, the Company had balances in excess of the above limits for approximately $241,000 and $431,000, respectively.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       ACQUISITIONS AND DISPOSITIONS

         On March 17, 2000, the Company acquired all of the outstanding capital stock of GMST. The purchase price was approximately $708,000 plus acquisition costs of approximately $60,000. The purchase price included approximately $150,000 payable monthly over two years which commenced April 2000. The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired assets with a fair value of approximately $435,000 and assumed liabilities of approximately $77,000. The Company sold 20% of GMST on August 29, 2000. In January 2001, GMST received a capital infusion from a member of GMST's management and the Company's ownership was reduced to 61%.

         Effective December 31, 2001, KHC entered into an agreement to sell its shares to members of GMST's management, which resulted in a reduction of KHC's ownership at December 31, 2001 to 5%. Pursuant to the stock purchase agreement, KHC received $150,000 and a 10-year payout commencing January 1, 2001, based upon an annual percentage of net trading revenue, as defined in the agreement.

         Pursuant to the agreement, in the event that a majority of the shares of GMST held by the two majority stockholders of GMST are sold to an unrelated person prior to the fifth anniversary of the closing date, the stockholders shall remit to the Company an amount equal to $1,000,000 less the payments made prior to such sale. In addition, if GMST sells all or substantially all of its assets to an unrelated person or entity prior to the fifth anniversary of the closing date, GMST will remit to the Company an amount equal to $1,000,000 less any payments made prior to such sale.

         The agreement also states that in the event that a majority of the shares held by the two majority stockholders of GMST are sold to an affiliated person or entity prior to the fifth anniversary date of the closing date the affiliated person is bound to the agreement.

         On April 3, 2000, VentureHighway acquired all of the outstanding capital stock of PIHC. The purchase price was approximately $391,000 plus acquisition costs of approximately $210,000. The acquisition agreement called for VentureHighway to make monthly payments for a period of three years, up to an amount equal to 10% of the monthly commissions generated by registered representatives of Princeton, as defined in the agreement. The acquisition was treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired assets with a fair value of approximately $517,000 and assumed liabilities of approximately $433,000.

         On August 24, 2001, KHC transferred certain assets and liabilities of Princeton to Kirlin in consideration for the payment of $100,000. The assets were transferred at book value, consisting of goodwill of approximately $890,000 and other assets of approximately $436,000, resulting in a reduction of minority interest and an equity enhancement of approximately $445,000. In connection with this transaction, Kirlin offered employment to certain employees of Princeton. Contingent consideration paid under the terms of the original acquisition of Princeton were added to goodwill. Following the transfer of the Princeton assets and liabilities, Princeton relinquished its license as a broker-dealer and was dissolved during 2003.

         On August 29, 2001, Kirlin acquired certain assets and assumed certain lease commitments of M.S. Farrell & Co., Inc. ("Farrell"), a retail-oriented brokerage and investment banking firm, in

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         consideration for the issuance by KHC of a 10-year warrant to purchase 150,000 shares of common stock of KHC at an exercise price equal to $12.00 per share. The fair value of the warrant was estimated to be $1,356,000 on the date of grant, using the Black-Scholes option pricing model. This acquisition was treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. The Company acquired a customer base with an estimated fair value of $850,000 and other assets with a fair value of approximately $21,000, resulting in an excess of cost over the fair value of net assets acquired of approximately $485,000.

         The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under these provisions, goodwill is no longer amortized; instead, it is tested for impairment at least annually. During the year ended December 31, 2002, the Company performed a test for impairment which resulted in the write-off of intangible assets and goodwill in the amount of approximately $2,082,000 related to the acquisition of Farrell and Princeton in prior years. This write-off decision was made by management based on an analysis that identified a market decline not experienced in quite some time, changing conditions surrounding the broker-dealer industry and comparison of post- and pre-acquisition factors which identified a decline in production results and registered representatives associated with the acquisitions.

         The changes in the carrying amount of goodwill and intangibles for the years ended December 31, 2002 and 2001 were as follows:

                                                             Intangibles
                                                Goodwill        - Net
                                              -----------    -----------

                BALANCE AT JANUARY 1, 2001    $ 1,057,956    $      --

          Acquisitions during the year            426,684        850,000
          Amortization                            (89,223)       (75,000)
                                              -----------    -----------

               BALANCE AT DECEMBER 31, 2001     1,395,417        775,000

          Reclassification                       (650,000)       650,000
          Goodwill recorded during the year        91,330           --
          Amortization                               --         (180,086)
          Impairment loss                        (836,747)    (1,244,914)
                                              -----------    -----------

               BALANCE AT DECEMBER 31, 2002   $      --      $      --
                                              ===========    ===========


3.       DUE FROM CLEARING BROKERS

         The Company does not carry accounts for customers or perform custodial functions related to customers' securities. The Company introduces all of its customer transactions on a fully disclosed basis, which are not reflected in these consolidated financial statements, to its clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, these clearing brokers provide the clearing and depository operations for the Company's proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         event that customers do not fulfill their obligations with these clearing brokers as the Company has agreed to indemnify its clearing broker for any resulting losses.

         As of December 31, 2003 and 2002, there were no material unsecured amounts owed to the clearing broker by these customers in connection with normal margin, cash and delivery against payment transactions.

         At December 31, 2003 and 2002, substantially all of the securities owned and securities sold, not yet purchased, and the amount due from the clearing brokers reflected in the consolidated statement of financial condition are security positions with and amounts due primarily from one clearing broker.


4.       CLEARING AGREEMENT AND REBATE RECEIVABLE

         The Company has a clearing agreement with a clearing broker, under which clearing and other related services are provided to the Company. As provided in the clearing agreement, the clearing broker will rebate in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. During the year ended December 31, 2003, the Company received cash from their clearing broker in the amount of $437,500, which was used by the Company to pay off $437,500 of the subordinated borrowings (see Note
         8). The remaining rebate will be paid by the clearing broker in the amount of $62,500 at the end of each remaining calendar quarter through March 31, 2005, at which time the remaining balance will be payable. As of December 31, 2003 and 2002, the total rebate earned by the Company but not yet received amounted to $1,241,000 and $964,000, respectively. The total rebate revenue earned by the Company under this agreement for the years ended December 31, 2003, 2002 and 2001 amounted to $714,500, $714,000 and $250,000, respectively.


5.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         Securities sold, not yet purchased, consist of the following:


                                                             DECEMBER 31,
                                                       -------------------------
                                                           2003         2002
                                                       -----------   -----------

         State and municipal obligations               $    64,628   $    64,989
         Corporate bonds and other securities               59,344        29,253
         U.S. government and agency obligations             --            48,963
                                                       -----------   -----------

                                                       $   123,972   $   143,205
                                                       ===========   ===========

         Securities owned and securities sold, not yet purchased, are stated at quoted market values.

         Securities sold, not yet purchased, represent obligations of the Company to deliver specified securities by purchasing the securities in the market at prevailing market prices. Accordingly, these transactions result in off-balance-sheet market risk, as the Company's ultimate obligation may exceed the amount recognized in the consolidated financial statements.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Non-marketable securities represent investments in restricted shares in public companies and shares in privately held companies not readily marketable, which have been valued at fair value as determined by management. The resulting unrealized gains and losses are reflected in principal transactions and investment banking income.

6.       FURNITURE, FIXTURES AND LEASEHOLD IMPROVEMENTS

         Furniture, fixtures and leasehold improvements are stated at cost, and consist of the following:

                                                         DECEMBER 31,
                                           ----------------------------------------
                                                                     DEPRECIATION/
                                                                     AMORTIZATION
                                              2003        2002          PERIOD
                                           ----------  -----------  ---------------
         Furniture and fixtures            $  534,046  $   610,700         5 years
         Office equipment                   2,099,290    2,319,660         3 years
         Leasehold improvements               473,117      588,968   Term of lease
                                           ----------  -----------
                                            3,106,453    3,519,328
         Less: accumulated depreciation
          and amortization                  2,963,955    2,944,342
                                           ----------  -----------
                                           $  142,498  $   574,986
                                           ==========  ===========

         During the year ended December 31, 2003, the Company sold and disposed of furniture and fixtures with a net book value of $91,553 for gross proceeds of $17,500, resulting in a loss on sale and disposal of $74,053. Depreciation and amortization expense of furniture, fixtures and leasehold improvements for the years ended December 31, 2003, 2002 and 2001 were $346,776, $620,143, and $703,213, respectively.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                      2003             2002
                                                  --------------  --------------
         Accrued professional fees                $     587,651   $      331,297
         Accrued communications                         233,508          244,596
         Accrued computer and copier                    202,166          201,569
         Accrued arbitration settlements                190,513          535,765
         Accrued lease expense                          647,865          -
         Accrued regulatory expense                   1,250,000          -
         Other                                        1,068,576          956,445
                                                  -------------   --------------
                                                  $   4,180,279   $    2,269,672
                                                  =============   ==============

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       SUBORDINATED BORROWINGS

         Subordinated borrowings represent a subordinated loan arrangement with the Kirlin's main clearing broker (the "Lender"), in the original amount of $2,500,000. The agreement is noninterest-bearing and calls for principal payments of $250,000 on March 31, 2003 and equal installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, on which date the entire unpaid principal balance of $1,812,500 is due. As of December 31, 2003, total payments made by the Company on this loan amount to $437,500 and the remaining unpaid principal balance is $2,062,500.

         This loan has been approved by the National Association of Securities Dealers, Inc. (the "NASD") for inclusion in computing Kirlin's net capital pursuant to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule. Under the terms of the subordinated loan agreement, the Lender may withdraw the loan principal either at maturity (March 31, 2005) or six months after the Lender has provided Kirlin with written notice of its intent to withdraw the loan amount. Any subordinated debt can be repaid only if, after giving effect to such repayment, Kirlin meets the SEC's capital regulations governing withdrawal of subordinated debt..

         In addition, under the terms of the subordinated loan agreement, Kirlin is required to maintain net capital at all times through December 31, 2003 in an amount at least equal to the sum of $250,000 plus 100% of the net capital amount Kirlin is required to maintain in accordance with SEC rule 15c3-1 and thereafter, in an amount at least equal to the sum of the outstanding principal balance of the loan plus 100% of the net capital amount Kirlin is required to maintain in accordance with rule 15c3-1.

         Using the prime interest rate of 4.25%, the estimated fair value of the subordinated borrowings was approximately $1,968,000 and $2,235,000 at December 31, 2003 and 2002, respectively.


9.       STOCKHOLDERS' EQUITY

         During January 2003, the Company effected a 1-for-8 reverse stock split. All references to shares and price per share have been adjusted to reflect this reverse stock split for all periods presented on a retroactive basis.

         The Company authorized 1,000,000 shares of preferred stock, par value $.0001 per share. No shares have been issued as of December 31, 2003.

         On October 30, 2001, the Company completed a private placement in which it raised $1,500,000 and issued 187,500 shares of common stock, along with 93,750 Class A redeemable warrants with an exercise price of $12.00, and 93,750 Class B redeemable warrants with an exercise price of $20.00. Each warrant will entitle the holder to purchase one additional share of common stock at the specified price for a period of four years commencing on May 1, 2002. Each warrant contains a redemption provision where the Company may redeem each warrant for $0.01 per share if the last sale price of a share of common stock exceeds certain thresholds and other covenants are satisfied. In addition, the Company issued warrants to designees of the placement agent, Kirlin, to purchase an additional 10% of the shares and warrants sold in this offering.

         In August 1994, the Company adopted the 1994 Stock Plan ("1994 Plan") covering 600,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. In April 1996, the Company adopted the 1996 Stock Plan ("1996 Plan") covering 1,000,000 shares of the Company's common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock-based awards. During 2003 an amendment was made to the 1996 Plan increasing the number of shares of common stock available for issuance under the plan from 1,000,000 shares of common stock to 2,500,000 shares of common stock. The Company segregated 350,000 shares from the 1996 Plan for Kirlin's deferred commission plan (250,000 effective September 25, 2000 and 100,000 on May 8, 2003.) During the years ended December 31, 2003 and 2002, the Company issued 277,248 and 118,765 shares of common stock in connection with the deferred commission plan, valued at approximately $960,000 and $837,000, respectively, and there were forfeitures of 77,742 and 40,889 shares valued at approximately $457,000 and $413,000, respectively. The nonvested deferred commission shares at December 31, 2003 amounts to 335,035 shares.

         At December 31, 2003, options and warrants to purchase 1,348,006 shares of common stock at an exercise price between $1.45 and $48.00 per share are outstanding. Such options and warrants vest over periods of up to four years and are exercisable at various dates through October 2013.

         The following table summarizes the 2003 and 2002 activity in the Company's stock options and warrants:

                                                    Number of              Exercise
                                                      Shares            Price per Share
                                                    ---------       ---------------------
              BALANCE AT JANUARY 1, 2001              154,629        $7.752 -     $48.000

         Granted during the year                      735,118        $8.800 -     $20.000
         Forfeited during the year                   (38,125)       $12.000 -     $48.000
                                                    ---------       -------       -------

              BALANCE AT DECEMBER 31, 2001            851,622       $ 7.752 -     $48.000

         Granted during the year                       71,194       $ 4.540 -      $9.011
         Forfeited during the year                   (30,544)       $ 7.597 -     $48.000
                                                    ---------       -------       -------

              BALANCE AT DECEMBER 31, 2002            892,272       $ 4.540 -     $48.000

         Granted during the year                      713,430       $ 1.450 -     $11.950
         Exercised during the year                    (3,334)       $ 6.080 -      $8.800
         Forfeited during the year                  (254,362)       $ 1.450 -     $48.000
                                                    ---------       -------       -------

              BALANCE AT DECEMBER 31, 2003          1,348,006       $ 1.450 -     $48.000
                                                    =========       =======       =======


         During 2003, 3,334 options were exercised resulting in proceeds of $25,063.

         The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Weighted
                                                                      Average
                                                                     Remaining
                 Range of             Number         Number         Contractual
             Exercise Prices       Outstanding     Exercisable         Life
         -----------------------  --------------- -------------   --------------

         $1.4500 - $1.6500               615,250         --           6.3 years
         $1.9200 - $2.8000                22,321          9,284       9.2 years
         $3.4840 - $5.1000                46,160         28,028       9.2 years
         $6.0800 - $8.8800               124,208         96,856       6.4 years
         $9.0112 - $12.0000              399,442        396,845       5.9 years
         $20.0000 - $27.2500             104,375        104,375       1.9 years
         $32.2520                         33,250         29,417       6.1 years
         $48.0000                          3,000          3,000       6.3 years
         -----------------------  --------------  -------------
                                       1,348,006        667,805
                                  ==============  =============


         During the years ended December 31, 2003, 2002 and 2001, the Company granted 42,116, 32,021 and 43,987 shares, respectively, of restricted stock to employees of Kirlin with a market value of approximately $69,000, $179,000 and $395,000, respectively. During the year ended December 31, 2003, 26,364 of the granted shares, with a market value of approximately $172,000 (net of unearned stock compensation of approximately $58,000), were forfeited and 9,249 shares were vested. The restricted shares remaining vest as follows:

                            Year               Shares
                  --------------------------  ----------
                            2004                62,482
                            2005                19,876
                            2006                   417
                            2007                   416
                                              ----------
                                                83,191
                                              ==========


10.      NET CAPITAL REQUIREMENT

         As a registered broker-dealer, Kirlin is subject to the SEC's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Kirlin computes its net capital under the aggregate indebtedness method permitted by rule 15c3-1, which requires that the they maintain minimum net capital, as defined, of 6-2/3% of aggregate indebtedness, as defined, or $250,000, whichever is greater.

         At December 31, 2003 and 2002, Kirlin had net capital, as defined, of $1,068,602 and $1,363,016, respectively, which exceeded the minimum net capital requirements by $702,396 and $1,113,016, respectively. Kirlin's ratio of aggregate indebtedness to net capital was 5.14-to-1 and 2.45-to-1 at December 31, 2003 and 2002, respectively.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      RETIREMENT AND SAVINGS PLAN

         The Company sponsors a retirement and savings plan for all full-time employees over the age of 21 pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to contribute to the plan after 3 months of employment. Under the plan, eligible employees may contribute up to 15% of their pre-tax compensation (up to the legal limit.) Through March 31, 2002 the Company matched a percentage of each participant's contribution based on specific parameters at which time, the Company ceased matching any of the participant's contributions. The Company did not match any of the employee's contributions during the year ended December 31, 2003. The Company's contributions to the plan for the years ended December 31, 2002 and 2001 were approximately $60,000 and $140,000, respectively.


12.      COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company leases office space at several locations under non-cancelable leases expiring at various times through October 31, 2007. Several leases contain provisions for escalations based on increases in certain costs incurred by the lessor.

         The minimum annual rental payments for these leases are as follows:


                         For the Year
                      Ending December 31,           Amount
                      -------------------           ------
                             2004                  $  910,234
                             2005                     335,592
                             2006                      93,492
                             2007                      80,483
                                                   ----------
                                                   $1,419,801
                                                   ==========


         During March 2004 the Company extended two of its office leases, which includes a reduction of space and results in additional rental payments of $423,810 ($38,475 for 2004, $315,135 for 2005, $56,025 for 2006, and
         $14,175 for 2007).

         Rent expense was approximately $1,633,000, $1,410,000 and $1,262,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         During the year ended December 31, 2003, the Company vacated its rental leases in New York City and Florida. As these leases were non-cancelable, the Company is required to pay the remaining balances on these lease commitments. As a result of the Company vacating the New York City lease, the Company has recorded approximately $108,000 in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition, which represents the difference between the Company's remaining obligations to the lessor after taking into account, the sub-lease payments as defined below. The Company has recorded approximately $542,000 in accounts payable and accrued expenses in the accompanying consolidated statement of financial condition related to the Company vacating its Florida lease.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During the year ended December 31, 2003, the Company entered into a non-cancelable sub-lease of its former New York City office space to a third party which expires on October 30, 2005. Minimum lease payments under this lease amount to $11,035 per month and the total amount of these sub-lease rental payments received through December 31, 2003 amounted to $49,658.

         Letter of Credit

         Other assets include a certificate of deposit, which is collateralizing a letter of credit, for the benefit of a landlord, in the amount of $100,000. At December 31, 2003, there were no amounts drawn down on this letter of credit.

         Legal Matters

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

         In March 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin and two of its officers or employees, including the Co-Chief Executive Officer of Kirlin, related to sales of certain fixed income securities to clients of the Company from November 1995 to late 1999. Certain of these securities were issued in $250,000 denominations. The NASD alleged that Kirlin violated provisions of the NASD Conduct Rules and/or federal securities laws related to the following (all of which activity occurred prior to December 1999): (i) sales of unregistered securities stemming from the sale of these securities in smaller denominations; (ii) placement of false and misleading advertising relating to these securities; (iii) charging markups on the sale of the securities in excess of NASD policy allegedly in the amount of approximately $1,420,000 and in violation of the federal securities laws allegedly in the amount of approximately $44,000; (iv) failure to maintain inventory sheets as distributed to certain employees in connection with the sale of the securities; and
         (v) failure to establish and enforce supervisory procedures to assure compliance with federal laws and NASD Rules to prevent the aforementioned alleged violations. The NASD Complaint seeks the imposition of sanctions, restitution and costs. As discussed below, Kirlin has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of this disciplinary proceeding and other regulatory or enforcement matters involving Kirlin. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, Kirlin and its Co-Chief Executive Officer intend to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding.

         In July 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin and three of its former registered representatives alleging violations of the NASD Conduct Rules in connection with certain purchases or sales of equity securities by customers of Kirlin in 1999 and 2000. In particular, the NASD staff contends that the transaction charges imposed on a small percentage of the transactions emanating from a single branch office of Kirlin during this period were excessive or unreasonable in light of the circumstances surrounding those trades, in violation of NASD rules. The NASD staff also contends that Kirlin and a former branch manager failed to supervise reasonably certain registered representatives regarding these transactions and did not maintain or enforce supervisory procedures reasonably designed to ensure compliance with applicable rules. The NASD Complaint seeks the imposition of sanctions, including disgorgement, and costs. As discussed below, Kirlin has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of this disciplinary proceeding and other regulatory or enforcement matters involving Kirlin. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, Kirlin and its former

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         personnel intend to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding.

         Also in July 2003, the NASD staff informed Kirlin that it had made a preliminary determination to recommend the commencement of a disciplinary proceeding against Kirlin and four of its present or former employees concerning alleged violations of NASD rules and/or federal securities laws or regulations related to transactions effected during late 1999 in three securities accounts associated with a single customer. The potential allegations include violations of the antifraud provisions of the federal securities laws and NASD Conduct Rules related to: (i) undisclosed markups or markdowns in the amount of approximately $692,000; (ii) the falsification or destruction of certain trade tickets or other records; (iii) false and misleading confirmation statements; (iv) failures to obtain best execution; and
         (v) numerous trade reporting errors. In addition, the NASD staff has indicated that it may allege that Kirlin and a former branch manager failed to supervise reasonably conduct by a registered representative and a sales supervisor related to these customer accounts and that Kirlin failed to maintain adequate supervisory procedures. As discussed below, Kirlin has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of possible claims against Kirlin that could result from this contemplated enforcement recommendation, as well as the pending disciplinary proceedings and other regulatory or enforcement matters involving Kirlin. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, Kirlin cannot predict with certainty whether the NASD Department of Enforcement will commence a disciplinary proceeding related to these matters, and if so, the precise nature or scope of any such disciplinary proceeding. Kirlin intends to contest any such charges that ultimately may be brought by the NASD Department of Enforcement with respect to these matters, if the proposed settlement is not finalized.

         In January 2004, Kirlin reached an agreement in principle with the staff of the NASD Department of Enforcement regarding a resolution of the above pending regulatory matters. The terms of the proposed settlement would include: (i) a payment by Kirlin in the amount of $1,200,000, which is expected to be comprised of approximately $156,000 in fines and approximately $1,044,000 in restitution to customers; (ii) the retention by Kirlin of an independent consultant to review and report regarding its compliance and supervisory policies and procedures; (iii) fines paid by or for certain present or former associated persons of Kirlin in the aggregate amount of approximately $50,000; and (iv) a thirty day supervisory suspension of one of its officers. The proposed settlement is subject to formal regulatory approval by NASD's National Adjudicatory Council ("NAC"). It cannot be stated with reasonable certainty when or if the proposed settlement will be approved by the NAC. If the proposed settlement is not approved, it is anticipated that the subject matters will be re-calendared for hearings later in 2004. Based on the above, Kirlin has recorded an accrual in the amount of $1,250,000 in the accompanying consolidated statement of financial condition.

         Employment Contracts

         As of December 31, 2003, Kirlin has employment agreements with certain executives through August 2008. The agreements provide for base salaries, discretionary bonuses, brokerage commissions and allowances.

         The minimum base salary and allowance payments are as follows:

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         For the Year
                      Ending December 31,           Amount
                      -------------------           ------
                             2004                  $  755,000
                             2005                     755,000
                             2006                     755,000
                             2007                     755,000
                             2008                     503,333
                                                   ----------
                                                   $3,523,333
                                                   ==========

13.      INCOME TAXES

         The Company files consolidated federal income tax returns and separate Company state income tax returns.

         The income tax benefit (provision) consists of:

                                      YEAR ENDED DECEMBER 31,
                             -----------------------------------------
                                 2003           2002           2001
                             -----------    -----------    -----------
         Current:
           Federal           $      --      $ 1,368,641    $   786,748
           State and local       (65,028)       (50,214)        (1,504)
                             -----------    -----------    -----------
                                 (65,028)     1,318,427        785,244
                             -----------    -----------    -----------

         Deferred:
           Federal             1,922,781     (2,386,522)       801,296
           State and local       243,024     (1,071,333)       382,939
                             -----------    -----------    -----------

                               2,165,805     (3,457,855)     1,184,235
                             -----------    -----------    -----------

                             $ 2,100,777    $(2,139,428)   $ 1,969,479
                             ===========    ===========    ===========

         The benefit (provision) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        2003         2002         2001
                                                                      --------     -------      -------
         Tax at federal statutory rate                                   (34) %        34 %         34 %
         State and local income taxes, net of federal benefit             (3)           7            7
         Impairment of goodwill and intangibles                          --          (14)          --
         Valuation allowance change                                       159        (62)           (7)
         Other                                                              2           2           (1)
                                                                      --------     -------      -------

                                                                          124 %      (33) %         33 %
                                                                      ========     =======      =======

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The deferred tax asset results from the following:

                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
         Net operating and capital loss carryforwards                  $    673,676      $  1,511,000
         Unrealized depreciation on non-marketable securities               546,525           826,000
         Accrued expenses and other temporary differences                 2,370,647         1,782,640
                                                                       ------------      ------------

                                                                          3,590,848         4,119,640

         Less: valuation allowance                                       (1,425,043)       (4,119,640)
                                                                       ------------      ------------

                                                                       $  2,165,805      $    --
                                                                       ============      ============

         During the year ended December 31, 2003, the Company has recorded net deferred tax assets of $2,165,805, as described above. In recognition of the uncertainty regarding the ultimate amount of future income tax benefits to be derived from these deferred tax items, the Company has recorded a valuation allowance of approximately $1,425,000 and $4,120,000 at December 31, 2003 and 2002, respectively. A reduction in the valuation allowance of approximately $2,695,000 has been recorded during the year ended December 31, 2003 because it is more likely than not that a significant portion of the deferred tax assets will be realized.

         The Company has net operating loss carryforwards of approximately $5,986,000 and $1,572,000 for Kirlin and KHC, respectively, available to offset state and local taxable income through 2022. In addition, KHC and Greenleaf have federal and state capital loss carryovers of approximately $2,200,000 available to offset capital gains through 2005.


14.      EARNINGS PER SHARE

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the years ended December 31, 2003, 2002 and 2001, potential common shares amount to 761,395, 1,106,329 and 978,323 shares, respectively, and have not been included in the computation of diluted EPS since the effect would be antidilutive.

         The following table sets forth the components of basic and diluted earnings per share for the year ended December 31, 2003:

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Numerator:
             Net income                                         $  3,797,084
                                                                ============

          Denominator:
             Weighted average shares outstanding                   1,609,458

             Effect of dilutive securities:
                 Stock options                                       249,175

                 Nonvested stock                                     332,851
                                                                ------------

             Denominator for diluted earnings per
                 share - weighted average shares of
                 common stock and common stock
                 equivalents after assumed conversion              2,191,484
                                                                ============


15.      SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                                        QUARTER ENDED
                                                 ---------------------------------------------------------------
                                                  MARCH 31         JUNE 30        SEPTEMBER 30       DECEMBER 31
                                                 ----------       ---------       ------------       -----------
         Year ended December 31, 2003:
           Revenue                               $5,000,798       7,120,840       $  7,217,453       $ 7,113,391
           Net income (loss)                      1,196,883       1,519,820          1,254,037         (173,656)
           Net income (loss) per share -
              basic (See Note 1)                       0.75            0.95               0.78            (0.11)
           Net income (loss) per share -
              diluted (See Note 1)                     0.66            0.72               0.53            (0.11)

         Year ended December 31, 2002:
           Revenue                               $6,281,150       5,599,164       $  5,002,380       $ 4,479,486
           Net loss                                (659,006)       (338,937)        (3,280,433)       (4,524,262)
           Net loss per share - basic and
              diluted (See Note 1)                    (0.38)          (0.20)             (1.94)            (2.73)


         Earnings (loss) per share for each quarter were computed independently using the weighted-average number of shares outstanding during the quarter. However, earnings (loss) per share for the year were computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the earnings per share for the four quarters may not equal the full-year earnings (loss) per share.

         During the fourth quarter of 2002, the Company recorded a valuation allowance on the deferred tax asset and recorded impairment of goodwill and intangible assets resulting in charges of approximately $2,440,000.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      SUBSEQUENT EVENTS

         On January 2, 2004, the Company granted 24,606 shares of its common stock to employees of Kirlin relating to Kirlin's deferred commission plan for the fourth quarter of 2003 valued at approximately $266,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         On November 17, 2003, the Company dismissed its independent accountants, Goldstein Golub Kessler LLP, and replaced them with Marcum & Kliegman LLP. The Company's audit committee and Board of Directors approved the change. In connection with the Company's audits for the most recent two fiscal years and through November 17, 2003, there were no disagreements with Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Goldstein Golub Kessler LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.


         An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         See Item 14.


ITEM 11.  EXECUTIVE COMPENSATION.


         See Item 14.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         See Item 14.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         See Item 14.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.


         The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         (a)      Exhibits Filed.


                  See Exhibit Index appearing later in this Report.


         (b)      Reports on Form 8-K.


                  Current Report on Form 8-K, dated November 13, 2003, filed with the Commission on November 14, 2003, reporting events under Items 7 and 12.

                  Current Report on Form 8-K, dated November 17, 2003, filed with the Commission on November 20, 2003, reporting events under Items 4 and 7.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   KIRLIN HOLDING CORP.
                                                   (Registrant)

Dated:   March 30, 2004
                                                By: /s/ Anthony J. Kirincic
                                                    -----------------------
                                                    Name:  Anthony J. Kirincic
                                                    Title: President


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                    Title                                             Date
----------                    -----                                             ----
/s/ David O. Lindner          Chairman of the Board of Directors and       March 30, 2004
--------------------          Chief Executive Officer (Principal
David O. Lindner              Executive Officer)


/s/ Anthony J. Kirincic       Director and President                       March 30, 2004
-----------------------
Anthony J. Kirincic


/s/ Barry E. Shapiro          Chief Financial Officer (and Principal       March 30, 2004
--------------------          Accounting Officer)
Barry E. Shapiro


/s/ Edward J. Casey           Director                                     March 30, 2004
-------------------
Edward J. Casey


/s/ Harold Paul               Director                                     March 30, 2004
---------------
Harold Paul


/s/ John Milcetich            Director                                     March 30, 2004
------------------
John Milcetich

                                  EXHIBIT INDEX



                                                                       Incorporated
Exhibit                                                                By Reference         No. in
Number         Description                                             from Document       Document          Page
------         -----------                                             -------------       --------          ----
3.1            Certificate of Incorporation                                  A                 3.1

3.1.1          Certificate of Correction to Certificate of                   A                3.1.1
               Incorporation, dated July 29, 1994

3.1.2          Certificate of Amendment of Certificate of                    P                3.1.2
               Incorporation, dated December 18, 2002

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

4.5            Form of Class B Redeemable Common Stock Purchase              M                 4.5
               Warrant

10.1           1994 Stock Plan                                               A                10.2

10.2           Clearing Agreement between Kirlin Securities, Inc.            M                10.2
               and BNY Clearing Corp.

10.2.1         Substitute Exhibit 3 to the Clearing Agreement                N               10.2.1
               between Kirlin Securities, Inc. and BNY Clearing
               Corp.

10.3           1996 Stock Plan                                               C             Appendix A

10.3.1         Amendment to 1996 Stock Plan, approved by                     Q               10.3.1
               stockholders on June 23, 2003

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

10.7           Stock Option Agreement, dated January 11, 1999,               F                10.8
               between the Registrant and Edward J. Casey

10.7.1         Schedule of Omitted Document in the form of                   F               10.8.1
               Exhibit 10.7, including material detail in which
               such document differs from Exhibit 10.7

                                                                       Incorporated
Exhibit                                                                By Reference         No. in
Number         Description                                             from Document       Document          Page
------         -----------                                             -------------       --------          ----

10.8           Restricted Stock Agreement, dated January 11,                 F                10.9
               1999, between the Registrant and Barry Shapiro

10.9           Stock Option Agreement, dated as of July 8, 1999,             H                10.10
               between the Company and Harold Paul

10.10          Stock Option Agreement, dated as of February 2,               J                10.13
               2000, between the Registrant and David Lindner

10.10.1        Schedule of Omitted Document in the form of                   J               10.13.1
               Exhibit 10.10, including material detail in which
               such document differs from Exhibit 10.10

10.11          Stock Option Agreement, dated as of February 2,               J                10.14
               2000, between the Registrant and Barry Shapiro

10.12          Stock Option Agreement, dated as of February 2,               J                10.15
               2000, between the Registrant and Edward Casey

10.13.1        Schedule of Omitted Document in the form of                   J               10.15.1
               Exhibit 10.13, including material detail in which
               such document differs from Exhibit 10.13

10.14          Agreement, dated April 3, 2001, among the                     K                10.16
               Registrant and Kirlin Securities, Inc., on the one
               hand, and M.S. Farrell & Co., Inc. and certain
               stockholders of M.S. Farrell Holdings, Inc., on
               the other hand

10.15          Amendment, dated August 29, 2001, to Agreement,               K                10.17
               dated April 3, 2001, among the Registrant and
               Kirlin Securities, Inc., on the one hand, and M.S.
               Farrell & Co., Inc., M.S. Farrell Holdings, Inc.
               and certain stockholders of M.S. Farrell Holdings,
               Inc., on the other hand

10.16          Warrant, dated August 29, 2001, issued to M.S.                K                10.18
               Farrell & Co., Inc.

10.17          Stock Option Agreement, dated April 3, 2001,                  K                10.20
               between the Registrant and Martin F. Schacker.

10.18          Employment Agreement, dated August 29, 2001,                  L                10.21
               between Registrant and David O. Lindner.

10.18.1        Amendment, dated June 23, 2003, to Employment                 Q               10.21.1
               Agreement, dated August 29, 2001 between
               Registrant and David O. Lindner

10.19          Employment Agreement, dated August 29, 2001                   L                10.22
               between Registrant and Anthony J. Kirincic.

10.19.1        Amendment, dated June 23, 2003, to Employment                 Q               10.22.1
               Agreement, dated August 29, 2001 between
               Registrant and Anthony J. Kirincic


                                                                       Incorporated
Exhibit                                                                By Reference         No. in
Number         Description                                             from Document       Document          Page
------         -----------                                             -------------       --------          ----

10.20          Form of Stock Option Agreement to reflect                     L                10.23
               quarterly option grants by Registrant to David O.
               Lindner and Anthony J. Kirincic.

10.20.1        Schedule of Omitted Document in form of Exhibit               N                10.27
               10.20, including material detail in which such
               document differs form Exhibit 10.20.

10.20.2        Schedule of Omitted Document in form of Exhibit               P
               10.27.1 10.20, including material detail in which
               such document differs form Exhibit 10.20.

10.21          Indemnification Agreement, dated August 29, 2001,             L                10.24
               between Registrant and Martin F. Schacker

10.21.1        Schedule of Omitted Documents in Form of Exhibit              L
               10.24.1 10.21, including material detail in which
               such documents differ from Exhibit 10.21.

10.21.2        Schedule of Omitted Documents in the Form of                  O
               10.24.2 Exhibit 10.21, including material detail in
               which such document differs from Exhibit 10.21.

10.22          Stock Option Agreement, dated September 7, 2001,              L                10.26
               between Registrant and Edward Casey.

10.22.1        Schedule of Omitted Document in form of Exhibit               L                10.27
               10.22, including material detail in which such
               document differs form Exhibit 10.22.

10.22.2        Schedule of Omitted Documents in the Form of                  O
               10.25.2 Exhibit 10.22, including material detail in
               which such document differs from Exhibit 10.22.

10.23          NASD Subordination Loan Agreement SL-1 between                N                10.28
               Kirlin Securities, Inc. and BNY Clearing Services
               LLC.

21             List of Subsidiaries.                                        --                 --            Filed
                                                                                                           Herewith

23.1           Consent of Marcum & Kliegman LLP                             --                 --            Filed
                                                                                                           Herewith

23.2           Consent of Goldstein Golub Kessler LLP                       --                 --            Filed
                                                                                                           Herewith

31.1           Section 302 Certification of Chief Executive                 --                 --            Filed
               Officer                                                                                     Herewith

31.2           Section 302 Certification of Chief Financial                 --                 --            Filed
               Officer                                                                                     Herewith

32             Section 906 Certification                                    --                 --            Filed
                                                                                                           Herewith

99             Risk Factors.                                                --                 --            Filed
                                                                                                           Herewith



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

-----------------

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

L.       Registrant's Form 10-Q for the fiscal quarter ended September 30, 2001.

M. Registrant's Form S-3 Registration Statement (No. 333-74366) as filed with the Securities and Exchange Commission on November 30, 2001.

N.       Registrant's Form 10-K for the fiscal year ended December 31, 2001.

O.       Registrant's Form 10-Q for the fiscal quarter ended June 30, 2002.

P.       Registrant's Form 10-K for the fiscal year ended December 31, 2002.

Q.       Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003.
