Form 10-K/A
period 2003-12-31
KIRLIN HOLDING CORP
filed 2004-04-28
CIK 930797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                          --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number 0-25336
                       -------

                              KIRLIN HOLDING CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      11-3229358
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     6901 Jericho Turnpike, Syosset, New York                       11791
----------------------------------------------------            -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   (800) 899-9400
                                                      ---------------

         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as set forth in the pages attached hereto:


      Item 10. Directors and Executive Officers of the Registrant
      Item 11. Executive Compensation
      Item 12. Security Ownership of Certain Beneficial Owners and Management
      Item 13. Certain Relationships and Related Transactions
      Item 14. Principal Accounting Fees and Services
      Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The Company's directors and executive officers are as follows:

     Name              Age      Principal Occupation
     ----              ---      --------------------
David O. Lindner       42       Chairman of the Board, Chief Executive Officer
                                and Director

Anthony J. Kirincic    42       President and Director

Barry Shapiro          37       Chief Financial Officer

Edward J. Casey        43       Director

Harold Paul            56       Director

John Milcetich         42       Director

         David O. Lindner has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Lindner also has been Chairman of the Board of Kirlin Securities, Inc. since its inception and has been Kirlin Securities' Co-Chief Executive Officer since September 1, 2001. From inception until August 29, 2001, Mr. Lindner was the Chief Executive Officer of Kirlin Securities.

         Anthony J. Kirincic has been President and a director of the Company since its inception in 1994. Mr. Kirincic was also the Company's Chief Financial Officer from its inception until January 2001, when Barry Shapiro was appointed Chief Financial Officer. Mr. Kirincic has served as a director of Kirlin Securities, Inc., the Company's wholly-owned subsidiary, since its inception. In addition, Mr. Kirincic has served as Co-Chief Executive Officer of Kirlin Securities since September 1, 2001, as Chief Financial Officer since its inception until January 2001 and President of Kirlin Securities since its inception except for the period from July 1999 until August 2000.

         Barry Shapiro has been the Chief Financial Officer of the Company and Kirlin Securities, Inc. since January 2001 and was the Controller and Chief Accounting Officer of the Company and Kirlin Securities, Inc. since April 1995. From September 1990 to April 1995, he was an accountant for PricewaterhouseCoopers LLP.

         Edward J. Casey has been a director of the Company since November 1995. Since June 1992, Mr. Casey has been an attorney at Weston, Benshoof, Rochefort, Rubalcava and MacCuish. He is currently the Managing Partner of the firm. From August 1985 to June 1992, Mr. Casey was an attorney at Alschuler, Grossman and Pines. Mr. Casey is a member of the Board of Directors and President of the Los Angeles Headquarters Association.

         Harold Paul has been a director of the Company since July 1999. Mr. Paul is an attorney and, since July 1999, has been engaged in private practice specializing in securities matters, and prior to that time and for more than five years, a partner at Berger & Paul, LLP, a New York law firm specializing in securities matters. From June 1995 through June 2001 he was a director of Ariel Corporation.

         John Milcetich has been a director of the Company since June 2002. Mr. Milcetich was employed by Intervoice-Brite, Inc. (Nasdaq NM:INTV) and its predecessor, Brite Voice Systems, Inc., from July 1988 to April 2000. Mr. Milcetich served as Manager of Systems Engineers until October 1998 and from November 1998 to April 2000, he was Director of Systems Engineering. From September 1984 to June 1988, Mr. Milcetich was a research and development design engineer at Perception Technology, Inc., where his accomplishments included developing the IRS Tele-Tax system.

         The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

AUDIT COMMITTEE INFORMATION

         GENERAL

         The Company's audit committee was established in November 1995 and is currently comprised of Edward J. Casey, Harold Paul and John Milcetich, with Mr. Paul serving as the chairman of the committee. As required by Nasdaq listing standards, the Company's audit committee is comprised of at least three "independent directors" who are also "financially literate." The Nasdaq listing standards define an "independent director" generally as a person, other than an officer of the company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment. The listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

         FINANCIAL EXPERT ON AUDIT COMMITTEE

         The Board of Directors does not believe that any of the audit committee members qualify as an "audit committee financial expert" within the meaning of all applicable rules. While the Board of Directors believes that each audit committee member has an understanding of generally accepted accounting principles and financial statements, the ability to assess the general application of such principles in connection with the Company's financial statements, including estimates, accruals and reserves, experience in analyzing or evaluating financial statements of similar breadth and complexity as the Company's financial statements, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions, none of the audit committee members has acquired these attributes through education or experience as, or actively supervising, a principal financial or accounting officer or a public accountant or auditor.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended December 31, 2003, except Anthony Kirincic and David Lindner each filed one Form 4 one day late reporting one stock option grant, and Barry Shapiro filed one Form 4 late reporting the forfeiture of restricted stock.

CODE OF ETHICS

         In April 2004, the Board of Directors adopted a code of ethics that applies to the Company's directors, officers and employees as well as those of its subsidiaries. A copy of the Company's code of ethics is filed as an exhibit to this report. Requests for copies of the Company's code of ethics should be sent in writing to Kirlin Holding Corp., 6901 Jericho Turnpike, Syosset, New York 11791, Attention: Corporate Secretary.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning compensation for the fiscal years indicated for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2003.

----------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                            ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                 ---------------------------------------------------------------------
                                                                             OTHER ANNUAL      RESTRICTED    NUMBER OF
                                                 SALARY        BONUS         COMPENSATION     STOCK AWARDS    OPTIONS
NAME AND PRINCIPAL POSITION           YEAR         ($)          ($)             ($)(1)            (#)           (#)
----------------------------------------------------------------------------------------------------------------------
David O. Lindner                      2003       509,511      130,000           167,477               --      219,106
    Chief Executive Officer           2002       468,869           --           137,145               --       18,570
                                      2001       430,163           --           137,097               --        4,143
----------------------------------------------------------------------------------------------------------------------
Anthony J. Kirincic                   2003       509,511      130,000           167,477               --      219,106
    President                         2002       468,869           --           137,145               --       18,570
                                      2001       430,163           --           137,097               --        4,143
----------------------------------------------------------------------------------------------------------------------
Barry Shapiro                         2003       168,750       12,500                --           20,000       20,000
    Chief Financial Officer           2002       185,000        4,500                --               --           --
                                      2001       185,000           --                --         9,375(2)           --
----------------------------------------------------------------------------------------------------------------------

(1)  Represents brokerage commissions and investment banking payouts.

(2) Represents shares of restricted stock that were forfeited on March 27, 2003.

         The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended December 31, 2003.

----------------------------------------------------------------------------------------------------------------------
                                         OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                   INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                       ANNUAL RATES
                                                  % OF TOTAL                          OF STOCK PRICE
                                                OPTIONS/SHARES                       APPRECIATION FOR
                                                  GRANTED TO                        OPTION TERM ($) (1)
                               OPTION/SHARES     EMPLOYEES IN     EXERCISE PRICE  -----------------------  EXPIRATION
          NAME                    GRANT(#)        FISCAL YEAR       ($/SHARE)       5%($)      10%($)         DATE
----------------------------------------------------------------------------------------------------------------------
David O. Lindner                   4,496(2)           0.7%            $2.7872        9,851      24,964         1/1/13
Chairman of the                  -------------------------------------------------------------------------------------
Board                              4,642(3)           0.7%             $1.92         5,604      14,205        3/31/13
                                 -------------------------------------------------------------------------------------
                                 200,000(4)          29.9%             $1.45        182,360    462,200        4/28/10
                                 -------------------------------------------------------------------------------------
                                   4,957(2)           0.7%             $4.976       15,512      39,311        7/31/13
                                 -------------------------------------------------------------------------------------
                                   5,011(3)           0.8%             $11.95       37,659      95,436       10/31/13
----------------------------------------------------------------------------------------------------------------------
Anthony J. Kirincic                4,496(2)           0.7%             $3.484        9,851      24,964         1/1/13
President                        -------------------------------------------------------------------------------------
                                   4,642(3)           0.7%             $1.92         5,604      14,205        3/31/13
                                 -------------------------------------------------------------------------------------
                                 200,000(4)          29.9%             $1.45        182,360    462,200        4/28/10
                                 -------------------------------------------------------------------------------------
                                   4,957(2)           0.7%             $4.976       15,512      39,311        7/31/13
                                 -------------------------------------------------------------------------------------
                                   5,011(3)           0.8%             $11.95       37,659      95,436       10/31/13
----------------------------------------------------------------------------------------------------------------------
Barry Shapiro                     20,000(5)           3.0              $1.45        18,236      46,220        4/29/10
Chief Financial
Officer
----------------------------------------------------------------------------------------------------------------------

(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.

(2) Represents immediately exercisable options granted pursuant to the Company's 1996 Plan.

(3) Represents immediately exercisable options granted pursuant to the Company's 1994 Plan.

(4) Represents options granted pursuant to the Company's 1996 Plan that become exercisable on April 29, 2006.

(5) Represents options granted pursuant to the Company's 1994 Plan that become exercisable on April 29, 2007.

         The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at December 31, 2003, and their value at that date if such options were in-the-money:

---------------------------------------------------------------------------------------------------------------
                                            2003 YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------
                                 NUMBER OF SECURITIES UNDERLYING              VALUE OF SECURITIES UNDERLYING
          NAME                        UNEXERCISED OPTIONS AT                UNEXERCISED IN-THE-MONEY OPTIONS AT
                                        DECEMBER 31, 2003                          DECEMBER 31, 2003(1)
---------------------------------------------------------------------------------------------------------------
                               EXERCISABLE           UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------
David O. Lindner                  87,319                200,000              $286,596             $1,870,000
---------------------------------------------------------------------------------------------------------------
Anthony J. Kirincic               87,319                200,000              $286,596             $1,870,000
---------------------------------------------------------------------------------------------------------------
Barry Shapiro                        416                20,834                 -0-                 $187,000
---------------------------------------------------------------------------------------------------------------

(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 2003 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $10.80, the closing price of the common stock on December 31, 2003.

         The executive officers named above did not exercise any options during the fiscal year ended December 31, 2003.

         The following table sets forth certain information at December 31, 2003 with respect to the Company's equity compensation plans that provide for the issuance of options, warrants or rights to purchase the Company's securities.

                                                                                      NUMBER OF SECURITIES REMAINING
                             NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                               ISSUED UPON EXERCISE OF        EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                    WARRANTS AND RIGHTS         WARRANTS AND RIGHTS           IN THE FIRST COLUMN)
-------------                    -------------------         -------------------           --------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY
HOLDERS                                973,006                     4.9835                       1,573,177

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS                              375,000(1)                     14.08                          -0-

(1) Represents options issued to designees of Kirlin Securities in consideration for acting as the Company's placement agent in its October 2001 private placement.

COMPENSATION ARRANGEMENTS FOR EXECUTIVE OFFICERS

         On August 29, 2001, the Company entered into employment agreements with Messrs. Lindner and Kirincic, which provide that Mr. Lindner is employed as the Company's Chairman of the Board and Chief Executive Officer and the Co-Chief Executive Officer of Kirlin Securities and Mr. Kirincic is employed as the Company's President and the Co-Chief Executive Officer of Kirlin Securities. Messrs. Lindner and Kirincic are paid a base salary at an annual rate of $375,000 (with annual increases based upon any increase in the Consumer Price Index), plus 0.75% of the Company's consolidated quarterly revenue, up to a maximum salary of $1,000,000. From April 1, 2002 until September 30, 2002, Messrs. Lindner and Kirincic agreed to voluntarily reduce their base salary and the variable portion of their base salary by 25% and from January 1, 2003 until March 31, 2003, they agreed to voluntarily reduce their base salary by 68% and the variable portion of their base salary by 100%. Messrs. Lindner and Kirincic also are entitled to receive an equal share of brokerage commissions from customer accounts for which they are the designated account representatives (which commissions are computed at a 60% cash payout rate). Messrs. Lindner and Kirincic are entitled to receive additional compensation in connection with their investment banking activities in accordance with the Company's standard investment banking compensation formula. Messrs. Lindner and Kirincic also are each entitled to receive, immediately following the end of each fiscal quarter, ten-year options to purchase that number of shares of common stock equal to 0.25% of the shares of common stock outstanding as of the end of such fiscal quarter at an exercise price equal to the higher of (i) the average of the last sale prices of the common stock as reported on each of the 20 consecutive trading days immediately preceding the grant date or (ii) the last sale price on the trading day immediately preceding the grant date. The term of each of their employment agreements is seven years. However, Messrs. Lindner and Kirincic may terminate their employment or convert their employment to a consultancy (on a part-time basis, with a corresponding reduction in their compensation) upon six months prior written notice to the Company. Their employment agreements provide that for a period of one year following their termination, they will not employ any of the Company's employees within 90 days of their termination of employment or consultancy or solicit any customer of the Company, other than those customers for which they are the designated account representative.

         In addition to the quarterly grants discussed above, on April 29, 2003, Messrs. Lindner and Kirincic were granted seven-year options to purchase 200,000 shares of common stock at an exercise price of $1.45, which options become exercisable on April 29, 2006.

         The Company does not have a written employment agreement with Barry Shapiro. Mr. Shapiro is compensated at an annual rate of $185,000. From January 1, 2003 until March 31, 2003, Mr. Shapiro agreed to voluntarily reduce his base salary by 35%. On April 29, 2003, Mr. Shapiro was granted 20,000 shares of restricted stock, which shares vest on April 29, 2004. Mr. Shapiro also was granted seven-year options to purchase 20,000 shares of common stock at an exercise price of $1.45, which options become exercisable on April 29, 2007.

COMPENSATION ARRANGEMENTS FOR DIRECTORS

         Until April 28, 2003, the Company's non-employee directors received an annual directors' fee of $15,000, which was paid 50% cash and 50% in common stock. Commencing on May 1, 2003, the Company's non-employee directors, presently Messrs. Casey, Paul and Milcetich, began receiving an annual directors' fee of $10,000. In addition, on or about May 1st of each year (April 1st commencing in 2005), the non-employee directors will be granted five-year options to purchase $15,000 of common stock with an exercise price equal to fair market value on the date of grant. These options will vest on the first anniversary of the date of grant.

STOCK OPTION PLANS

         In August 1994, the Company adopted the 1994 Stock Plan, which originally covered 600,000 shares of common stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1994 Plan will terminate at such time that no further awards may be granted and awards granted are no longer outstanding, provided that incentive options only may be granted until August 1, 2004. The Board of Directors administers the 1994 Plan. To the extent permitted under the provisions of the 1994 Plan, the Board of Directors has authority to determine the selection of participants, allotment of shares, price and other conditions of purchase of awards and administration of the 1994 Plan.

         In June 1996, the Company adopted the 1996 Stock Plan, originally covering 1,000,000 shares of common stock, which is substantially identical to the 1994 Plan except that incentive options may be granted until April 10, 2006. In 2003, the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares available for issuance under the plan to 2,500,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 27, 2004 (on which date 2,076,316 shares of the Company's common stock were outstanding), with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's common stock, (ii) each director and nominee,
(iii) each executive officer whose compensation exceeded $100,000 in fiscal 2003 and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                                         Amount and Nature of         Percent
Name of Beneficial Owner                                                 Beneficial Ownership         of Class
------------------------                                                 --------------------         --------
David O. Lindner(1).................................................          461,117(2)               21.2%

Anthony J. Kirincic(1)..............................................          483,767(2)(3)            22.3%

Barry Shapiro(1)....................................................           27,012(4)                1.3%

Edward J. Casey.....................................................           25,604(5)                1.2%

John Milcetich......................................................           82,046(6)                3.9%

Harold Paul.........................................................           28,605(7)                1.4%

All executive officers and directors as a group (6 persons).........        1,108,151(8)               47.6%

--------------
*    Less than 1%.

(1) The business address of Messrs. Lindner, Kirincic and Shapiro is 6901 Jericho Turnpike, Syosset, New York 11791.

(2) Includes 92,412 shares of common stock issuable upon the exercise of options that are currently exercisable. Also includes 3,432 shares of common stock issuable upon the exercise of a purchase option to purchase 0.13725 units, each unit consisting of (i) 12,500 shares of common stock, (ii) 6,250 Class A warrants to purchase shares of common stock, and (iii) 6,250 Class B warrants to purchase shares of common stock, and the exercise of such warrants, which are currently exercisable. Excludes 200,000 shares of common stock issuable upon exercise of options that are not exercisable within the next sixty days.

(3) Includes 18,900 shares of common stock held of record in the individual retirement account of Mr. Kirincic's spouse.

(4) Includes (i) 834 shares of common stock issuable upon the exercise of currently exercisable options, (ii) 4,750 shares of restricted stock that have vested and (iii) 20,000 shares of restricted stock that vest on April 29, 2004. Excludes 20,416 shares of common stock issuable upon exercise of options that are not exercisable within the next sixty days.

(5) Includes 6,250 shares of common stock issuable upon the exercise of currently exercisable options and 15,000 shares of common stock issuable upon the exercise of options that become exercisable on April 29, 2004. Excludes 1,995 shares of common stock issuable upon exercise of options that are not exercisable within the next sixty days.

(6) Includes 1,250 shares of common stock issuable upon the exercise of currently exercisable options and 15,000 shares of common stock issuable upon the exercise of options that become exercisable on April

29, 2004. Excludes 1,995 shares of common stock issuable upon exercise of options that are not exercisable within the next sixty days.

(7) Includes (i) 1,063 shares of common stock held jointly by Mr. Paul and his wife, (ii) 438 shares of common stock held by his wife's individual retirement account, (iii) 1,000 shares of common stock held in Mr. Paul's individual retirement account, (iv) 2,500 shares of common stock issuable upon the exercise of currently exercisable options held by Mr. Paul, (v) 15,000 shares of common stock issuable upon the exercise of options held by Mr. Paul that become exercisable on April 29, 2004, (vi) 2,500 shares of common stock issuable upon the exercise of currently exercisable Class A and Class B warrants purchased by Mr. Paul's wife as part of a unit in the Company's private placement in October 2001 and (vii) 2,500 shares of common stock held by Mr. Paul's wife issued as part of such unit. Mr. Paul disclaims beneficial ownership of the 2,938 shares of common stock and all Class A and Class B warrants held by his wife. Excludes 1,995 shares of common stock issuable upon exercise of options that are not exercisable within the next sixty days.

(8) Includes (i) 205,022 shares of common stock issuable upon the exercise of currently exercisable options, purchase options and warrants, (ii) 45,000 shares of common stock issuable upon the exercise of options that become exercisable on April 29, 2004, (iii) 4,750 shares of restricted stock, which have vested and
(iv) 20,000 shares of restricted stock that vest on April 29, 2004. Excludes 426,401 shares of common stock issuable upon exercise of options that are not exercisable within the next sixty days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT AUDITORS' FEES

         The following table summarizes the aggregate fees (rounded to the nearest $1,000) for services performed by the Company's independent auditors:

                                             2003                2002
                                             ----                ----
         Audit Fees(1)                       $ 66,000            $127,000
         Audit-Related Fees(2)               $ 27,000            $ 22,000
         Tax Fees(3)                         $ 25,000            $ 43,000
         All Other Fees(4)                   $  1,000            $  3,000
                                             --------            --------
                  Total                      $119,000            $195,000
                                             ========            ========

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and review of financial statements included in the Company's quarterly reports.

(2) Represents the aggregate fees billed for quarterly financial statement review services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(3) Represents the aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.

(4) Represents the aggregate fees billed for all other professional services rendered by the Company's principal accountant.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before the Company engages its independent accountant to render audit or permitted non-audit services, the engagement is approved by the audit committee. The audit committee approved all of the fees referred to in the section entitled "Independent Auditors' Fees" above for 2003.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed.

                  Exhibit 14                Code of Ethics

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        KIRLIN HOLDING CORP.
                                                        (Registrant)

Dated:   April 28, 2004
                                                   By:  /s/ Anthony J. Kirincic
                                                      --------------------------
                                                      Name: Anthony J. Kirincic
                                                      Title: President