Form 10-Q
period 2004-03-31
KIRLIN HOLDING CORP
filed 2004-05-17
CIK 930797

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2004
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________________ to ____________________


Commission File number 0-25336
                       -------


                              KIRLIN HOLDING CORP.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)



              Delaware                                  11-3229358
  -------------------------------                    ----------------
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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At May 11, 2004, Issuer had outstanding 2,077,068 shares of Common Stock, par value $.0001 per share.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           MARCH 31,     DECEMBER 31,
                                                                             2004           2003
                                                                         -------------   ------------
                                                                          (Unaudited)
                               ASSETS:
Cash                                                                     $  4,126,441    $  3,032,931
Due from Clearing Brokers                                                     523,818       3,175,650
Securities Owned:
   U.S. government and agency obligations, at market value                    127,211          53,532
   State and municipal obligations, at market value                         1,078,550         283,101
   Corporate bonds and other securities, at market value                    5,298,618       3,008,844
   Non-marketable securities, at fair value                                   108,613         130,044
Rebate Receivable                                                           1,391,000       1,241,000
Representative Loans                                                          102,509         136,341
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of $3,013,678 and
    $2,963,955, respectively                                                   94,195         142,498
Deferred Tax Assets, net of valuation allowances of $1,272,807 and
    $1,425,043, respectively                                                1,771,731       2,165,805
Other Assets                                                                  867,933         850,669
                                                                         ------------    ------------

               Total assets                                              $ 15,490,619    $ 14,220,415
                                                                         ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, not yet purchased, at market value                   $     88,641    $    123,972
   Accrued compensation                                                     1,814,134       1,892,160
   Accounts payable and accrued expenses                                    4,758,825       4,180,279
                                                                         ------------    ------------

               Total liabilities                                            6,661,600       6,196,411
                                                                         ------------    ------------

Subordinated borrowings                                                     2,000,000       2,062,500
                                                                         ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 7,000,000 shares, issued
      and outstanding 2,053,937 and 2,036,853 shares, respectively                205             204
   Additional paid-in capital                                              16,866,437      16,644,939
   Unearned stock compensation                                                (70,618)       (106,002)
   Accumulated deficit                                                     (9,967,005)    (10,577,637)
                                                                         ------------    ------------

               Total stockholders' equity                                   6,829,019       5,961,504
                                                                         ------------    ------------

               Total liabilities and stockholders' equity                $ 15,490,619    $ 14,220,415
                                                                         ============    ============

See Notes to Condensed Consolidated Financial Statements
                                                                               2

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                               2004            2003
                                                            -----------     -----------
                                                                    (Unaudited)
Revenues:
   Principal transactions, net                              $    61,932     $   159,631
   Commissions                                                6,600,456       4,247,980
   Investment banking                                           273,226           -
   Other income                                                 769,485         593,187
                                                            -----------     -----------

                  Total revenues                              7,705,099       5,000,798
                                                            -----------     -----------

Expenses:
   Employee compensation and benefits                         5,255,422       3,324,228
   Promotion and advertising                                     58,625          74,141
   Clearance and execution charges                              151,830         110,747
   Occupancy and communications                                 579,271         787,656
   Professional fees                                            188,149         140,958
   Interest                                                       5,603         (14,206)
   Other                                                        397,950         178,644
                                                            -----------     -----------

                  Total expenses                              6,636,850       4,602,168
                                                            -----------     -----------

   Income before income tax (provision) benefit               1,068,249         398,630

Income tax (provision) benefit                                 (457,617)        798,253
                                                            -----------     -----------

   Net income                                               $   610,632     $ 1,196,883
                                                            ===========     ===========

Basic earnings per common share (See Note 2)                $      0.37     $      0.75
                                                            ===========     ===========

Weighted-average shares outstanding (See Note 2)              1,631,192       1,594,250
                                                            ===========     ===========

Diluted earnings per common share (See Note 2)              $      0.25     $      0.66
                                                            ===========     ===========

Weighted-average shares of common stock and common stock
   equivalents outstanding (See Note 2)                       2,448,768       1,827,022
                                                            ===========     ===========

See Notes to Condensed Consolidated Financial Statements
                                                                               3

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2004
(Unaudited)


                                  Common Stock             Additional       Unearned
                          -----------------------------     Paid-in          Stock         Accumulated
                             Shares        Par Value        Capital       Compensation       Deficit          Total
                          --------------  -------------   -------------  ---------------  --------------  --------------
Stockholders' equity
   at January 1, 2004        2,036,853       $ 204        $ 16,644,939      $(106,002)     $(10,577,637)    $ 5,961,504

Issuance of restricted
   stock to employees
   under stock plans               383         -                 3,983           -                -               3,983

Issuance of stock to
   employees under
   deferred commission
   plan                         24,606           2             265,724           -                -             265,726

Amortization of
   unearned stock
   compensation                   -            -                 -             35,176             -              35,176

Forfeitures of
   restricted stock by
   employees                      (938)        -                (7,500)           208             -              (7,292)

Forfeitures of stock
   by employees under
   deferred commission
   plan                         (6,967)         (1)            (40,709)          -                -             (40,710)

Net income                        -            -                 -               -              610,632         610,632
                            ----------       -----        ------------      ---------      ------------     -----------
Stockholders' equity
   at March 31, 2004         2,053,937       $ 205        $ 16,866,437      $ (70,618)     $ (9,967,005)    $ 6,829,019
                            ==========       =====        ============      =========      ============     ===========



See Notes to Condensed Consolidated Financial Statements

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                        2004               2003
                                                                     -----------       -----------
                                                                              (Unaudited)
Cash flows from operating activities:
    Net income                                                       $   610,632       $ 1,196,883
                                                                     -----------       -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                       49,723           116,196
      Deferred income taxes                                              394,074          (815,659)
      Decrease in nonmarketable securities                                21,431             9,852
      Non-cash compensation                                              256,883           (86,052)
      Decrease (increase) in operating assets:
          Due from clearing brokers                                    2,651,832          (230,041)
          Securities owned, at market value                           (3,158,902)          (26,604)
          Rebate receivable                                             (150,000)         (151,000)
          Representative loans                                            33,832            89,655
          Other assets                                                   (17,264)          (25,825)
      (Decrease) increase in operating liabilities:
          Securities sold, not yet purchased, at market value            (35,331)          (61,704)
          Accrued compensation                                           (78,026)          258,754
          Accounts payable and accrued expenses                          578,546           578,441
                                                                     -----------       -----------

               Total adjustments                                         546,798          (343,987)
                                                                     -----------       -----------

               Net cash provided by operating activities               1,157,430           852,896
                                                                     -----------       -----------

Cash flows from investing activities:
    Purchase of furniture, fixtures and leasehold improvements            (1,420)             -
                                                                     -----------       -----------

               Net cash used in investing activities                      (1,420)             -
                                                                     -----------       -----------

Cash flows from financing activities:
    Repayment of subordinated borrowings                                 (62,500)             -
                                                                     -----------       -----------

               Net cash used in financing activities                     (62,500)             -
                                                                     -----------       -----------

Net increase in cash                                                   1,093,510           852,896

Cash at beginning of year                                              3,032,931         3,035,084
                                                                     -----------       -----------

Cash at end of period                                                $ 4,126,441       $ 3,887,980
                                                                     ===========       ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                       $     5,603       $       807
      Income taxes                                                   $    43,550       $     6,192


See Notes to Condensed Consolidated Financial Statements
                                                                               5

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1.   BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and the related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted by the Parent to employees of the Company under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

     The following summary illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                   THREE-MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        2004          2003
                                                     ---------    -----------

       Net income as reported                        $ 610,632    $ 1,196,883

       Deduct: Total stock based employee
         compensation expense determined under
         the fair value based method                   (91,608)      (439,250)
                                                     ---------    -----------

       Proforma net income                           $ 519,024    $   757,633
                                                     =========    ===========

       Basic income per common share as reported     $    0.37    $      0.75
       Proforma basic income per common share        $    0.32    $      0.48

       Diluted income per common share as reported   $    0.25    $      0.66
       Proforma diluted income per common share      $    0.21    $      0.41

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



2.   EARNINGS PER SHARE

     The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three-month periods ended March 31, 2004 and 2003, potential common shares amount to 559,815 and 1,026,893, respectively, and have not been included in the computation of diluted EPS since the effect would be antidilutive.

     In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003 it was determined that the earnings per share calculation should be changed in order to exclude nonvested and contingently returnable shares in the Company's restricted and deferred commission plans from the basic earnings per share calculation and a modification of those shares in the calculation of diluted earnings per share. This change resulted in different basic and diluted earnings per share amounts for the three-month period ended March 31, 2003 than previously reported.

     The following table sets forth the components of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, respectively:

                                                          2004          2003
                                                       ----------    ----------
       Numerator:
          Net income                                   $  610,632    $1,196,883
                                                       ==========    ==========
       Denominator:
          Weighted average shares outstanding           1,631,192     1,594,250

          Effect of dilutive securities:
              Stock options                               415,151         -

              Nonvested stock                             402,425       232,772
                                                       ----------    ----------
          Denominator for diluted earnings per
              share - weighted average shares of
              common stock and common stock
              equivalents after assumed conversion      2,448,768     1,827,022
                                                       ==========    ==========

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



3.   CONTINGENCIES

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

     In July 2003, the NASD Department of Enforcement commenced a disciplinary proceeding against Kirlin and three of its former registered representatives alleging violations of the NASD Conduct Rules in connection with certain purchases or sales of equity securities by customers of Kirlin in 1999 and 2000. In particular, the NASD staff contends that the transaction charges imposed on a small percentage of the transactions emanating from a single branch office of Kirlin during this period were excessive or unreasonable in light of the circumstances surrounding those trades, in violation of NASD rules. The NASD staff also contends that Kirlin and a former branch manager failed to supervise reasonably certain registered representatives regarding these transactions and did not maintain or enforce supervisory procedures reasonably designed to ensure compliance with applicable rules. The NASD Complaint seeks the imposition of sanctions, including disgorgement, and costs. As discussed below, Kirlin has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of this disciplinary proceeding and other regulatory or enforcement matters involving Kirlin. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, Kirlin and its former personnel intend to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding.

     Also in July 2003, the NASD staff informed Kirlin that it had made a preliminary determination to recommend the commencement of a disciplinary proceeding against Kirlin and four of its present or former employees concerning alleged violations of NASD rules and/or federal securities laws or regulations related to transactions effected during late 1999 in three securities accounts

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



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

     In January 2004, Kirlin reached an agreement in principle with the staff of the NASD Department of Enforcement regarding a resolution of the above pending regulatory matters. The terms of the proposed settlement would include: (i) a payment by Kirlin in the amount of $1,200,000, which is expected to be comprised of approximately $156,000 in fines and approximately $1,044,000 in restitution to customers; (ii) the retention by Kirlin of an independent consultant to review and report regarding its compliance and supervisory policies and procedures; (iii) fines paid by or for certain present or former associated persons of Kirlin in the aggregate amount of approximately $50,000; and (iv) a thirty day supervisory suspension of one of its officers. The proposed settlement is subject to formal regulatory approval by NASD's National Adjudicatory Council ("NAC"). It cannot be stated with reasonable certainty when or if the proposed settlement will be approved by the NAC. If the proposed settlement is not approved, it is anticipated that the subject matters will be re-calendared for hearings later in 2004. Based on the above, Kirlin has recorded an accrual in the amount of $1,250,000 in the accompanying condensed consolidated statement of financial condition at March 31, 2004 and December 31, 2003.

4.   SUBSEQUENT EVENTS

     On April 19, 2004, the Company received a letter of complaint from a customer. The Company is in discussions with the client and its counsel concerning the possible resolution of the complaint. The Company is investigating the matter and at present time is unable to determine the financial exposure related to this complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated," "it is the opinion of management" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1:
Business," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Exhibit 99: Risk Factors" included in Form 10-K for the year ended December 31, 2003. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


CRITICAL ACCOUNTING POLICIES

     An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We focus your attention on the following, which provides a brief discussion of the more significant accounting policies and methods used by us:

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

     Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to increase valuation allowances against its deferred tax assets, which would result in additional income tax expense. At March 31, 2004, the valuation allowance was approximately 40% of the Company's deferred tax assets related to its net operating loss carryforwards and other temporary differences.

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

     Contingencies. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's consolidated financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's consolidated financial statements. The Company's review of existing claims, arbitrations and unpaid settlements at March 31, 2004 resulted in an accrued liability in the amount of $140,000.

     The Company has reached an agreement in principle with the NASD Department of Enforcement concerning the resolution of several disciplinary proceedings and other regulatory or enforcement matters involving the Company that are discussed in Part II, Item 1, Legal Proceedings. The proposed settlement is pending final regulatory approval. If the settlement is not consummated, the Company intends to contest vigorously all claims asserted by the NASD Department of Enforcement in this proceeding. As a result, the Company has recorded an accrual in the amount of $1,250,000 at March 31, 2004 in the consolidated statement of financial condition.


OVERVIEW

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The Company's revenues during the three-month period ended March 31, 2004 were generated primarily from brokerage transactions. Revenues from brokerage transactions result in the Company earning commissions charged to customers for purchasing and selling securities and is comprised of equity securities, unit trusts, and mutual funds. To a lesser extent, the Company's revenues were generated from principal trading activities. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

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

         The following table shows each specified item as a dollar amount and as a percentage of revenues for the three-month periods ended March 31, 2004 and 2003, respectively, and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

                                              Three-Months Ended March 31,
                                       ----------------------------------------
                                               2004                 2003
                                       -------------------  -------------------
Revenues:
   Principal transactions, net         $    61,932    0.8%  $   159,631    3.2%
   Commissions                           6,600,456   85.7%    4,247,980   84.9%
   Investment banking                      273,226    3.5%        -         -
   Other income                            769,485   10.0%      593,187   11.9%
                                       -----------  -----   -----------   ----
         Total revenues                  7,705,099  100.0%    5,000,798  100.0%
                                       -----------  -----   -----------   ----
Expenses:
   Employee compensation and benefits    5,255,422   68.2%    3,324,228   66.5%
   Promotion and advertising                58,625    0.8%       74,141    1.5%
   Clearance and execution charges         151,830    2.0%      110,747    2.2%
   Occupancy and communications            579,271    7.5%      787,656   15.7%
   Professional fees                       188,149    2.4%      140,958    2.8%
   Interest                                  5,603    0.1%      (14,206)  (0.3)%
   Other                                   397,950    5.1%      178,644    3.6%
                                       -----------  -----   -----------   ----
         Total expenses                  6,636,850   86.1%    4,602,168   92.0%
                                       -----------  -----   -----------   ----
Income before income tax (provision)
     benefit                             1,068,249   13.9%      398,630    8.0%
Income tax (provision) benefit            (457,617)  (5.9)%     798,253   16.0%
                                       -----------  -----   -----------   ----
Net income                             $   610,632    8.0%  $ 1,196,883   24.0%
                                       ===========  =====   ===========   ====


RESULTS OF OPERATIONS

                                    Revenues

     Principal transactions, net for the three month-period ended March 31, 2004 decreased 61.2% to $61,932 from $159,631 in 2003. The decrease is attributable to a decrease in revenue related to equity and fixed income business for which the Company maintained an inventory as well as unrealized gains in the Company's investment account during the three-month period March 31, 2003. Principal transactions, net for the three-month period ended March 31, 2004 consisted of trading revenue of approximately $62,000.

     Commissions for the three month-period ended March 31, 2004 increased 55.4% to $6,600,456 from $4,247,980 in 2003. The change during the quarter is primarily attributable to the Company's increased business in equity securities, unit investment trusts, and commissions generated from one private placement, which the Company believes was due to the improvement in the market. Commissions for the three month-period ended March 31, 2004 consisted of agency commissions of approximately $5,808,000, syndicate commissions of approximately $362,000 and mutual fund, variable annuity, life insurance and managed money commissions of approximately $430,000.

     Investment banking for the three month-period ended March 31, 2004 increased to $273,226 from

$0 in 2003. During the three month-period ended March 31, 2004 the Company acted as the placement agent for one private placement.

     Other income for the three month-period ended March 31, 2004 increased 29.7% to $769,485 from $593,187 in 2003. The increase is primarily attributable to the income related to the annual maintenance fee instituted during March 2003, which is recognized monthly as the annual fee is amortized and amounted to approximately $185,000 for the three-month period ended March 31, 2004 as compared to approximately $68,000 for the same period in 2003. The increase is also attributable to transactional and account balance rebates the Company is entitled to receive from its clearing broker under its clearing agreement, which resulted in an increase of approximately $42,000 as well as an increase in other income for approximately $17,000.


                                    Expenses

     Employee compensation and benefits for the three month-period ended March 31, 2004 increased 58.1% to $5,255,422 from $3,324,228 in 2003. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The increase is also attributable to the reduction in the first quarter of 2003 of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35% during the first three months of 2003. During that time period other key management personnel also agreed to reduce their base salaries. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salaries by 100% during this period. The salary reductions amounted to approximately $117,000. These reductions were not continued in 2004. Additionally, during the three-month period ended March 31, 2003 the Company collected outstanding loans from three former employees that were written off in a prior year for approximately $291,000.

     Promotion and advertising for the three month-period ended March 31, 2004 decreased 20.9% to $58,625 from $74,141 in 2003 as a result of the Company's decrease in car allowances arising from the termination of certain employees as well as a decrease in travel expenses and radio advertising.

     Clearance and execution charges for the three month-period ended March 31, 2004 increased 37.1% to $151,830 from $110,747 in 2003. The increase is a result of a higher ticket volume.

     Occupancy and communications costs for the three month-period ended March 31, 2004 decreased 26.5% to $579,271 from $787,656 in 2003. This decrease is primarily a result of the closing of the New York City, Fort Lauderdale and Red Bank offices in the prior year and resulted in the reduction of rent and depreciation expenses during the three month-period ended March 31, 2004 as compared to the same period in 2003. Rent and depreciation expenses decreased approximately $134,000 and $66,000, respectively.

     Professional fees for the three month-period ended March 31, 2004 increased 33.5% to $188,149 from $140,958 in 2003. The increase is reflective of strategic business consulting fees to increase the Company's revenues and expand its business lines as well as legal fees incurred related to regulatory matters.

     Interest expense for the three month-period ended March 31, 2004 increased to $5,603 from $(14,206) in 2003. Interest for the three month-period ended March 31, 2004 relates to inventory positions purchased on margin and securities sold short, which are held at a clearing broker and charged interest. The increase for the three month-period ended March 31, 2004 compared to the same period in 2003 also results from the reversal of non-vested deferred commission interest which arose during the 2003 period as a result of terminated representatives where any accrued interest is immediately forfeited.

     Other expenses for the three month-period ended March 31, 2004 increased 123% to $397,950 from $178,644 in 2003 primarily as a result of municipal bond syndicate participation losses and customer expenses. Municipal bond syndicate participation losses were approximately $91,000 for the three month-period ended March 31, 2004 as compared to approximately $38,000 in 2003. Customer expenses were approximately $26,000 for the three month-period ended March 31, 2003 as compared to approximately $(150,000) in 2003. The credit amount recorded for 2003 resulted from lower accruals for customer arbitrations and reversal of prior accruals which arose due to the Company satisfying unpaid awards for less than the awarded amount. Other expenses for the three month-period ended March 31, 2004 consisted of municipal syndicate participation losses of approximately $91,000, clearing broker non-trade processing costs of approximately $19,000, office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $40,000, directors fees of approximately $8,000, regulatory listing, registration and assessment expenses of approximately $79,000, customer expenses of approximately $26,000, and general office expenses net of clearing broker conversion reimbursements of approximately $135,000.

     Income tax provision for the three month-period ended March 31, 2004 was $457,617 as compared to an income tax benefit of $798,253 for the three month-period ended March 31, 2003. At March 31, 2004 the Company's valuation allowance was approximately 40% of the Company's gross deferred tax assets (which relate to its net operating loss carryforwards and other temporary differences) based upon the Company's estimation of future taxable income. For the three-month period ended March 31, 2003 the income tax benefit arose due to a reduction of the valuation allowance due to an improved profitability trend.

     Net income of $610,632 for the three month-period ended March 31, 2004 compares unfavorably to net income of $1,196,883 for the three month-period ended March 31, 2003 basically because of the income tax provision recorded for 2004 as compared to the income tax benefit recorded for 2003. On a pretax basis, the Company recorded income of $1,068,249 in 2004 versus $398,630 in 2003, a 168% increase.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, approximately 72% of the Company's assets were comprised of cash and highly liquid securities.

     Cash amounted to $4,126,441 at March 31, 2004 as compared to $3,032,931 at December 31, 2003. This increase is reflective of the collection of the annual maintenance fee on client accounts that occurred during March 2004.

     Due from Clearing Brokers amounted to $523,818 at March 31, 2004 as compared to $3,175,650 at December 31, 2003. This 83.5% decrease is primarily attributable to monies owed on security positions purchased on margin in the Company's investment account, which are netted against amounts otherwise due from clearing brokers. These securities are reflected in the "Securities Owned" line item in the condensed consolidated statement of financial condition.

     Securities Owned at March 31, 2004 were $6,612,992 as compared to $3,475,521 at December 31, 2003. This increase is primarily reflective of the increase in equity securities maintained in the Company's investment account which should yield a higher paying dividend as compared to the current money market fund rate, as well as state and municipal obligations held in inventory with respect to the Company's syndicate activities.

     Rebate Receivable amounted to $1,391,000 at March 31, 2004 as compared to $1,241,000 at December 31, 2003. This 12.1% increase is reflective of the rebate the Company is entitled to receive from its clearing broker as provided in the clearing agreement. The Company generated income and fees which increased this line item by $212,500 offset by the collection of $62,500 of this rebate receivable. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate is supposed to be paid by the clearing broker up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

     Representative Loans at March 31, 2004 amounted to $102,509 as compared to $136,341 at December 31, 2003. This 24.8% decrease is reflective of the forgiveness and amortization of some of the loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

     Furniture, Fixtures and Leasehold Improvements, net, at March 31, 2004, decreased to $94,195 as compared to $142,498 at December 31, 2003. This 33.9% decrease results from the depreciation of the Company's furniture, fixtures and leasehold improvements.

     Deferred Tax Assets, net at March 31, 2004 amounted to $1,771,731 as compared to $2,165,805 at December 31, 2003. The deferred tax assets changed during the period due to the expected utilization of the Company's net operating loss carryforward and other temporary differences which resulted in a decrease in its valuation allowance. At March 31, 2004 the valuation allowance is approximately 40% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At March 31, 2004 the deferred tax assets amount to approximately $3,045,000 and the recorded valuation allowance amounted to approximately $1,273,000. If the Company continues to be profitable then it anticipates being able to use a substantial portion of the deferred tax assets.

     Other assets increased by 2% to $867,933 at March 31, 2004, from $850,669 at December 31, 2003. The net increase is primarily attributable to two loans made to a potential investment banking client, receipt of clearing broker conversion cost reimbursement receivable, and an increase in unit investment trust commission receivables related to the Company's retail activities, partially offset by a net decrease in prepaid expenses and deposits related to the Company's general operations. Other assets at March 31, 2004 consists of a loan to a potential investment banking client of $100,000, unit investment trust and mutual fund commissions receivable of approximately $332,000, prepaid expenses of approximately $120,000, rent and other deposits inclusive of a letter of credit deposit of approximately $218,000, and other assets of approximately $98,000. Other assets at December 31, 2003 consists of clearing broker conversion cost reimbursement receivable of $300,000, unit investment trust and mutual fund commissions receivable of approximately $108,000, prepaid expenses of approximately $146,000, rent deposits inclusive of a letter of credit deposit of approximately $224,000, and other assets of approximately $73,000.

     Securities sold, not yet purchased amounted to $88,641 at March 31, 2004 as compared to $123,972 at December 31, 2003. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

     Accrued compensation was $1,814,134 at March 31, 2004 as compared to $1,892,160 at December 31, 2003, a 4.1% decrease. The revenues upon which commission income to registered representatives is based directly affect this line item, which was higher at the end of the current quarter compared as compared to 2003 offset by a decrease in the accrual related to bonuses accrued at December 31, 2003 and paid during January 2004.

     Accounts payable and accrued expenses at March 31, 2004 were $4,758,825 as compared to $4,180,279 at December 31, 2003, a 13.8% increase. The change is primarily attributable to the collection in March 2004 of the annual maintenance fee charged to client accounts and the recordation on the Company's consolidated statement of financial condition of an offsetting liability. The income related to the annual maintenance fee will be recognized monthly as the annual fee is amortized. The increase is also due to selling group commissions and associated expenses related to a private placement the Company was a placement agent, municipal syndicate payout loss accrual. The above increase is offset by a decrease in the accrued liability related to existing claims, arbitrations and unpaid settlements, which decreased due to the payment of some settlement amounts and the reversal of prior accruals due to the Company satisfying unpaid awards for less than the awarded amount. To a lesser extent this line item increased due to the increase in payables related to the Company's general business. Accounts payable and accrued expenses at March 31, 2004 consists of accrued professional fees of approximately $603,000, accrued communication charges of approximately $198,000, accrued computer and copier charges of approximately $205,000, accrued arbitration settlements of $140,000, accrued lease expense of approximately $598,000, accrued regulatory expense of approximately $1,250,000 and other accounts payable and accrued expenses of approximately $1,765,000. Accounts payable and accrued expenses at December 31, 2003 consists of accrued professional fees of approximately $588,000, accrued communication charges of approximately $233,000, accrued computer and copier charges of approximately $202,000, accrued arbitration settlements of approximately $191,000, accrued lease expense of approximately $648,000, accrued regulatory expense of approximately $1,250,000 and other accounts payable and accrued expenses of approximately $1,069,000.

     Subordinated borrowings amounted to $2,000,000 at March 31, 2004 as compared to $2,062,500 at December 31, 2003. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan that requires payments over various periods of time during this three-year period. During the three-month period ended March 31, 2004 the Company repaid $62,500 of this subordinated loan back to the clearing broker, which payment was made from the funds received from the clearing broker under the rebate agreement.

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

     The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring itself against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers and former employees. It is the opinion of management, based upon its evaluation of each of these matters and the reserves established by the Company, that the resolution of all claims presently pending will not have a material adverse effect on the condensed consolidated financial condition of the Company.

     The Company's operations historically have been the principal source of cash needed by the Company's business. Retained earnings and cash generally were sufficient to carry the Company through periods when operations used more cash than was generated. However, the Company experienced significant losses in 2000 through 2002 and the Company sought capital from external sources. This was provided by the $2,500,000 three-year subordinated loan Kirlin Securities obtained from its clearing broker in 2002 and by a private placement of the Company's securities in 2001 that raised $1,500,000.

     The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company, however, continues to explore the possibility of a financing to assist it in pursuing its plans for growth.


CONSOLIDATED CONTRACTUAL OBLIGATIONS AND LEASE COMMITMENTS

     The table below summarizes information about our consolidated contractual obligations as of March 31, 2004 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

                                                                                                            2008 and
                                       Total          2004          2005          2006          2007       thereafter
                                     ----------    ----------    ----------    ----------    ----------    ----------
Equipment lease obligations          $  464,632    $  164,679    $  193,032    $  106,921    $    -        $    -
Office lease obligations              1,577,969       673,092       663,402       147,492        93,983         -
Employment contract obligations       3.334,583       566,250       755,000       755,000       755,000       503,333
                                     ----------    ----------    ----------    ----------    ----------    ----------
                                     $5,377,184    $1,404,021    $1,611,434    $1,009,413    $  848,983    $  503,333
                                     ==========    ==========    ==========    ==========    ==========    ==========


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


ITEM 4.  CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2:  SALES OF UNREGISTERED SECURITIES

==========================================================================================================================
                                                            CONSIDERATION RECEIVED
                                                              AND DESCRIPTION OF                      IF OPTION, WARRANT
                                                               UNDERWRITING OR          EXEMPTION       OR CONVERTIBLE
                                                              OTHER DISCOUNTS TO           FROM       SECURITY, TERMS OF
                                                            MARKET PRICE AFFORDED      REGISTRATION       EXERCISE OR
 DATE OF SALE      TITLE OF SECURITY      NUMBER SOLD           TO PURCHASERS            CLAIMED          CONVERSION
--------------------------------------------------------------------------------------------------------------------------
    1/2/04       Options to purchase         5,179        Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on 1/2/07, for a
                                                          consideration received by                   period of 10 years
                                                          the Company.                                from date of grant,
                                                                                                      at an exercise price
                                                                                                      of $10.80 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- --------------------

    2/2/04       Options to purchase         10,186       Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on date of grant
                                                          consideration received by                   for a period of 10
                                                          the Company.                                years from date of
                                                                                                      grant, at an
                                                                                                      exercise price of
                                                                                                      $10.38 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- --------------------

    2/2/04       Options to purchase         11,000       Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on 2/2/07, for a
                                                          consideration received by                   period of 10 years
                                                          the Company.                                from date of grant,
                                                                                                      at an exercise price
                                                                                                      of $10.38 per share.
==========================================================================================================================


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   31.1     Section 302 Certification of Chief Executive Officer.

         31.2     Section 302 Certification of Chief Financial Officer.

         32       Section 906 Certification.

   (b)   Reports on Form 8-K

         On March 31, 2004 a Form 8-K dated March 30, 2004 was filed solely to file a press release reporting the Company's results of income for the year ended December 31, 2003.

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


                                        Kirlin Holding Corp.
                                        --------------------
                                        (Registrant)



Dated:  May 17, 2004                    By:  /s/ Anthony J. Kirincic
                                             ----------------------------------
                                             Anthony J. Kirincic
                                             President


Dated:  May 17, 2004                    By:  /s/ Barry E. Shapiro
                                             ----------------------------------
                                             Barry E. Shapiro
                                             Chief Financial Officer
                                             (and principal accounting officer)