Form 10-Q
period 2004-06-30
KIRLIN HOLDING CORP
filed 2004-08-16
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of
      1934

For the quarterly period ended June 30, 2004


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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


      Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At August 10, 2004, Issuer had outstanding 2,061,688 shares of Common Stock, par value $.0001 per share.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           JUNE 30,       DECEMBER 31,
                                                                             2004             2003
                                                                        --------------   --------------
                                                                         (Unaudited)
                                  ASSETS:

Cash                                                                    $    5,673,463   $    3,032,931
Due from Clearing Brokers                                                    2,858,774        3,175,650
Securities Owned:
   U.S. government and agency obligations, at market value                      48,304           53,532
   State and municipal obligations, at market value                            708,500          283,101
   Corporate bonds and other securities, at market value                       729,329        3,008,844
   Non-marketable securities, at fair value                                    108,613          130,044
Rebate Receivable                                                            1,503,000        1,241,000
Representative Loans                                                           107,129          136,341
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of $3,049,666 and
    $2,963,955, respectively                                                    75,309          142,498
Deferred Tax Assets, net of valuation allowances of $1,048,310 and
    $1,425,043, respectively                                                 1,963,963        2,165,805
Other Assets                                                                   497,842          850,669
                                                                        --------------   --------------

               Total assets                                             $   14,274,226   $   14,220,415
                                                                        ==============   ==============

                   LIABILITIES and STOCKHOLDERS' EQUITY:

Liabilities:
   Securities sold, not yet purchased, at market value                  $       63,451   $      123,972
   Accrued compensation                                                        883,257        1,892,160
   Accounts payable and accrued expenses                                     4,336,962        4,180,279
                                                                        --------------   --------------

               Total liabilities                                             5,283,670        6,196,411
                                                                        --------------   --------------


Subordinated borrowings                                                      1,937,500        2,062,500
                                                                        --------------   --------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; authorized 15,000,000 and 7,000,000 shares, respectively, issued and outstanding 2,032,668 and
      2,036,853 shares, respectively                                               203              204
   Additional paid-in capital                                               16,792,974       16,644,939
   Unearned stock compensation                                                 (44,616)        (106,002)
   Accumulated deficit                                                      (9,695,505)     (10,577,637)
                                                                        --------------   --------------

               Total stockholders' equity                                    7,053,056        5,961,504
                                                                        --------------   --------------

               Total liabilities and stockholders' equity               $   14,274,226   $   14,220,415
                                                                        ==============   ==============

See Notes to Condensed Consolidated Financial Statements                       2

KIRLIN HOLDING CORP. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                THREE-MONTHS ENDED              SIX-MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                          ------------------------------  -------------------------------
                                                               2004            2003           2004           2003
                                                          --------------  --------------  --------------   --------------
                                                                    (Unaudited)                     (Unaudited)
Revenues:
   Principal transactions, net                            $      118,240  $      259,612  $      180,172   $      419,243
   Commissions                                                 3,660,350       5,659,944      10,260,806        9,907,924
   Investment banking                                                 --         465,000         273,226          465,000
   Other income                                                  696,452         736,284       1,465,937        1,329,471
                                                          --------------  --------------  --------------   --------------

                  Total revenues                               4,475,042       7,120,840      12,180,141       12,121,638
                                                          --------------  --------------  --------------   --------------
Expenses:
   Employee compensation and benefits                          2,818,564       4,494,033       8,073,986        7,818,261
   Promotion and advertising                                      54,910          42,717         113,536          116,857
   Clearance and execution charges                               109,575         142,983         261,404          253,730
   Occupancy and communications                                  437,089         866,040       1,016,360        1,653,696
   Professional fees                                             135,708         217,388         323,857          358,346
   Interest                                                        6,947           8,120          12,550           (6,086)
   Other                                                         843,449         337,477       1,241,400          516,122
                                                          --------------  --------------  --------------   --------------

                  Total expenses                               4,406,242       6,108,758      11,043,093       10,710,926
                                                          --------------  --------------  --------------   --------------

   Income before income tax benefit (provision)                   68,800       1,012,082       1,137,048        1,410,712

Income tax benefit (provision)                                   202,701         507,738        (254,916)       1,305,991
                                                          --------------  --------------  --------------   --------------

   Net income                                             $      271,501  $    1,519,820  $      882,132   $    2,716,703
                                                          ==============  ==============  ==============   ==============

Basic earnings per common share (See Note 2)              $         0.16  $         0.95  $         0.54   $         1.70
                                                          ==============  ==============  ==============   ==============

Weighted-average shares outstanding (See Note 2)               1,666,403       1,609,040       1,648,800        1,601,685
                                                          ==============  ==============  ==============   ==============

Diluted earnings per common share (See Note 2)            $         0.11  $         0.72  $         0.36   $         1.38
                                                          ==============  ==============  ==============   ==============

Weighted-average shares of common stock and common stock
  equivalents outstanding (See Note 2)                         2,392,455       2,104,835       2,420,614        1,965,968
                                                          ==============  ==============  ==============   ==============


See Notes to Condensed Consolidated Financial Statements                       3

KIRLIN HOLDING CORP. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six-Months Ended June 30, 2004
(Unaudited)


                                  Common Stock         Additional      Unearned
                         ---------------------------     Paid-in         Stock       Accumulated
                            Shares        Par Value      Capital      Compensation      Deficit        Total
                         ------------   ------------   ------------   ------------   ------------   ------------
Stockholders' equity
   at January 1, 2004       2,036,853   $        204   $ 16,644,939   $   (106,002)  $(10,577,637)  $  5,961,504

Issuance of restricted
   stock to employees
   under stock plans            1,135             --          9,437             --             --          9,437

Exercise of stock
   options                     15,000              2         21,748             --             --         21,750

Issuance of stock to
   employees under
   deferred commission
   plan                        46,985              4        465,820             --             --        465,824

Amortization of
   unearned stock
   compensation                    --             --             --         53,539             --         53,539

Forfeitures of
   restricted stock by
   employees                   (5,973)            --        (57,499)         7,847             --        (49,652)

Forfeitures of stock
   by employees under
   deferred commission
   plan                       (46,332)            (5)      (182,636)            --             --       (182,641)

Repurchases and
   retirements of stock       (15,000)            (2)      (108,835)            --             --       (108,837)

Net income                         --             --             --             --        882,132        882,132
                         ------------   ------------   ------------   ------------   ------------   ------------

Stockholders' equity
   at June 30, 2004         2,032,668   $        203   $ 16,792,974   $    (44,616)  $ (9,695,505)  $  7,053,056
                         ============   ============   ============   ============   ============   ============


See Notes to Condensed Consolidated Financial Statements                       4

KIRLIN HOLDING CORP. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     2004         2003
                                                                 -----------   -----------
                                                                        (Unaudited)
 Cash flows from operating activities:
    Net income                                                   $   882,132   $ 2,716,703
                                                                 -----------   -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   85,711       214,233
      Deferred income taxes                                          201,842    (1,250,592)
      Decrease (increase) in nonmarketable securities                 21,431          (167)
      Non-cash compensation                                          296,507        85,173
      Loss on disposal of fixed assets                                    --        70,678
      Decrease (increase) in operating assets:
          Due from clearing brokers                                  316,876      (760,372)
          Securities owned, at market value                        1,859,344      (593,675)
          Rebate receivable                                         (262,000)       (6,000)
          Representative loans                                        29,212       180,173
          Other assets                                               352,827       (27,764)
      (Decrease) increase in operating liabilities:
          Securities sold, not yet purchased, at market value        (60,521)      106,136
          Accrued compensation                                    (1,008,903)      255,197
          Accounts payable and accrued expenses                      156,683       (32,786)
                                                                 -----------   -----------

               Total adjustments                                   1,989,009    (1,759,766)
                                                                 -----------   -----------

               Net cash provided by operating activities           2,871,141       956,937
                                                                 -----------   -----------

Cash flows from investing activities:
    Purchase of furniture, fixtures and leasehold improvements       (18,522)           --
                                                                 -----------   -----------

               Net cash used in investing activities                 (18,522)           --
                                                                 -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                            21,750            --
    Repayment of subordinated borrowings                            (125,000)     (312,500)
    Repurchase of common stock                                      (108,837)           --
                                                                 -----------   -----------

               Net cash used in financing activities                (212,087)     (312,500)
                                                                 -----------   -----------

Net increase in cash                                               2,640,532       644,437

Cash at beginning of year                                          3,032,931     3,035,083
                                                                 -----------   -----------

Cash at end of period                                            $ 5,673,463   $ 3,679,520
                                                                 ===========   ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                   $   140,865   $     9,661
      Income taxes                                               $   123,550   $     6,192


See Notes to Condensed Consolidated Financial Statements                       5

KIRLIN HOLDING CORP. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      The following summary illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                          Three-Months Ended              Six-Months Ended
                                                               June 30,                        June 30,
                                                    -----------------------------   -----------------------------
                                                         2004           2003            2004            2003
                                                    -------------   -------------   -------------   -------------
         Net income - as reported                   $     271,501   $   1,519,820   $     882,132   $   2,716,703

            Deduct: Total stock based employee
               compensation expense determined
               under the fair value based method         (101,033)       (144,713)       (202,066)       (289,426)
                                                    -------------   -------------   -------------   -------------

         Proforma net income                        $     170,468   $   1,375,107   $     680,066   $   2,427,277
                                                    =============   =============   =============   =============

         Basic income per common share as reported  $        0.16   $        0.95   $        0.54   $        1.70
         Proforma basic income per common share     $        0.10   $        0.85   $        0.41   $        1.52

         Diluted income per common share as
           reported                                 $        0.11   $        0.72   $        0.36   $        1.38
         Proforma diluted income per common share   $        0.07   $        0.65   $        0.28   $        1.23

KIRLIN HOLDING CORP. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    EARNINGS PER SHARE

      The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three and six-month periods ended June 30, 2004, potential common shares amounted to 813,069 and 686,443, respectively, and for the three- and six-month periods ended June 30, 2003, potential common shares amounted to 964,855 and 995,875, respectively, and have not been included in the computation of diluted EPS since the effect would be antidilutive.

      In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003 it was determined that the earnings per share calculation should be changed in order to exclude nonvested and contingently returnable shares in the Company's restricted and deferred commission plans from the basic earnings per share calculation and a modification of those shares in the calculation of diluted earnings per share. This change resulted in different basic and diluted earnings per share amounts for the three- and six-month periods ended June 30, 2003 than previously reported.

      The following table sets forth the components of basic and diluted earnings per share for the three and six-month periods ended June 30, 2004 and 2003, respectively:


                                                        Three-Months Ended      Six-Months Ended
                                                             June 30,               June 30,
                                                     ----------------------  ----------------------
                                                        2004        2003        2004        2003
                                                     ----------  ----------  ----------  ----------
            Numerator:
               Net income                            $  271,501  $1,519,820  $  882,132  $2,716,703
                                                     ==========  ==========  ==========  ==========

            Denominator:
               Weighted average shares outstanding    1,666,403   1,609,040   1,648,800   1,601,685

               Effect of dilutive securities:
                   Stock options                        335,813     168,383     375,483      84,191

                   Nonvested stock                      390,239     327,412     396,331     280,092
                                                     ----------  ----------  ----------  ----------

            Denominator for diluted earnings per
              share - weighted average shares of
              common stock and common stock
              equivalents after assumed conversions   2,392,455   2,104,835   2,420,614   1,965,968
                                                     ==========  ==========  ==========  ==========

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

4.    STOCKHOLDERS' EQUITY

      On June 24, 2004 the stockholders approved the amendment to the certificate of incorporation to increase the authorized number of shares of Common Stock by an additional 8,000,000 shares of Common Stock to 15,000,000 shares of Common Stock.

      During the six-month period ended June 30, 2004, the Company granted options to purchase 50,515 shares of common stock at an exercise price between $4.50 and $10.80 per share. Such options vest over periods of up to 10 years and are exercisable at various dates through March 31, 2014.

5.    SUBSEQUENT EVENTS

      On August 9, 2004, Kirlin Securities, Inc. and certain present or former Kirlin personnel concluded a settlement with the NASD to resolve three NASD disciplinary proceedings and an investigation by the NASD Department of Enforcement relating to alleged violations of NASD Conduct Rules and the federal securities laws occurring from late 1995 to 2001. Each of these disciplinary proceedings and the investigation were previously reported by the Company in prior periodic filings with the Securities and Exchange Commission. Pursuant to the settlement, without admitting or denying any violation or wrongdoing, Kirlin consented to a fine in the amount of $155,800, restitution to customers in the amount of $1,044,201 and the requirement to pre-file all firm advertising materials for one year. Kirlin also agreed to retain, at its own expense, an independent consultant to review and make recommendations concerning the adequacy of the firm's current supervisory and operating procedures as they relate to the settled matters. The independent consultant's recommendations must also be submitted to NASD. Anthony J. Kirincic, Kirlin's Co-Chief Executive Officer and the Company's President, also agreed to settle allegations that he failed to reasonably supervise Kirlin's personnel with respect to certain of these matters. Without admitting or denying any violation or wrongdoing, Mr. Kirincic consented to a fine in the amount of $25,000 and a 30-day suspension as a general securities principal. A former Kirlin branch manager and two former sales representatives also agreed to fines totaling $35,000 and other disciplinary sanctions in connection with the settlement.

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

      Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to increase valuation allowances against its deferred tax assets, which would result in additional income tax expense. At June 30, 2004, the valuation allowance was approximately 35% of the Company's deferred tax assets related to its net operating loss carryforwards and other temporary differences.

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

      Contingencies. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's consolidated financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's consolidated financial statements. The Company's review of existing claims, arbitrations and unpaid settlements at June 30, 2004 resulted in an accrued liability in the amount of approximately $585,000.


OVERVIEW

      The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

      The Company's revenues during the six-month period ended June 30, 2004 were generated primarily from brokerage transactions. Revenues from brokerage transactions result in the Company earning commissions charged to customers for purchasing and selling securities and is comprised of equity securities, unit trusts, and mutual funds. To a lesser extent, the Company's revenues were generated from principal trading activities. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

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

      The following table shows each specified item as a dollar amount and as a percentage of revenues for the three and six-month periods ended June 30, 2004 and 2003, respectively, and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

                                              Three-Months Ended June 30,                   Six-Months Ended June 30,
                                      -----------------------------------------   --------------------------------------------

                                              2004                  2003                  2004                    2003
                                      -------------------   -------------------   --------------------    --------------------
Revenues:

   Principal transactions, net        $    118,240    2.6%  $    259,612    3.6%  $    180,172     1.5%   $    419,243     3.5%
   Commissions                           3,660,350   81.8%     5,659,944   79.6%    10,260,806    84.2%      9,907,924    81.7%
   Investment banking                           --     --        465,000    6.5%       273,226     2.3%        465,000     3.8%
   Other income                            696,452   15.6%       736,284   10.3%     1,465,937    12.0%      1,329,471    11.0%
                                      ------------  -----   ------------  -----   ------------   -----    ------------   -----

         Total revenues                  4,475,042  100.0%     7,120,840  100.0%    12,180,141   100.0%     12,121,638   100.0%
                                      ------------  -----   ------------  -----   ------------   -----    ------------   -----

Expenses:
   Employee compensation and benefits    2,818,564   63.0%     4,494,033   63.1%     8,073,986    66.3%      7,818,261    64.5%
   Promotion and advertising                54,910    1.2%        42,717    0.6%       113,536     0.9%        116,857     1.0%
   Clearance and execution charges         109,575    2.5%       142,983    2.0%       261,404     2.2%        253,730     2.1%
   Occupancy and communications            437,089    9.8%       866,040   12.2%     1,016,360     8.3%      1,653,696    13.6%
   Professional fees                       135,708    3.0%       217,388    3.1%       323,857     2.7%        358,346     3.0%
   Interest                                  6,947    0.2%         8,120    0.1%        12,550     0.1%         (6,086)   (0.1)%
   Other                                   843,449   18.8%       337,477    4.7%     1,241,400    10.2%        516,122     4.3%
                                      ------------  -----   ------------  -----   ------------   -----    ------------   -----

         Total expenses                  4,406,242   98.5%     6,108,758   85.8%    11,043,093    90.7%     10,710,926    88.4%
                                      ------------  -----   ------------  -----   ------------   -----    ------------   -----
Income before income tax
 benefit (provision)                        68,800    1.5%     1,012,082   14.2%     1,137,048     9.3%      1,410,712    11.6%

Income tax benefit (provision)             202,701    4.5%       507,738    7.1%      (254,916)   (2.1)%     1,305,991    10.8%
                                      ------------  -----   ------------  -----   ------------   -----    ------------   -----

Net income                            $    271,501    6.0%  $  1,519,820   21.3%  $    882,132     7.2%   $  2,716,703    22.4%
                                      ============  =====   ============  =====   ============   =====    ============   =====


RESULTS OF OPERATIONS

                                    Revenues

      Principal transactions, net for the three- and six-month periods ended June 30, 2004 decreased to $118,240 and $180,172, respectively, from the comparable periods in 2003. The decrease is primarily attributable to losses related to equity and fixed income business for which the Company maintained an inventory, offset by gains in the Company's investment account during the three and six-month periods ended June 30, 2003. Principal transactions, net for the three-month period ended June 30, 2004 consisted of trading losses of approximately $94,000 and gains in the Company's investment account of approximately $212,000. Principal transactions, net for the six-month period ended June 30, 2004 consisted of trading losses of approximately $32,000 and gains in the Company's investment account of approximately $212,000.

      Commissions for the three- and six-month periods ended June 30, 2004 decreased 35.3% to $3,660,350 and increased 3.6% to $10,260,806, respectively, from the comparable periods in 2003. The change during the quarter is primarily attributable to the Company's decreased business in equity and fixed income securities, mutual funds, and unit investment trusts, which the Company believes was due to sluggish market conditions. Commissions for the three-month period ended June 30, 2004 consisted of agency commissions of approximately $3,106,000, syndicate commissions of approximately $89,000 and mutual fund, variable annuity, life insurance and managed money commissions of approximately $465,000. Commissions for the six-month period ended June 30, 2004 consisted of agency commissions of approximately $8,913,000, syndicate commissions of approximately $452,000 and mutual fund, variable annuity, life insurance and managed money commissions of approximately $896,000.

      There was no investment banking activity during the three-month period ended June 30, 2004. Investment banking for the six-month period ended June 30, 2004 decreased 41.2% to $273,226. During the six-month period ended June 30, 2004 the Company acted as the placement agent for one private placement.

      Other income for the three- and six-month periods ended June 30, 2004 decreased 5.4% to $696,452 and increased 10.3% to $1,465,937, respectively, from the comparable periods in 2003. The decrease during the three-month period ended June 30, 2004 is primarily attributable to the decrease in fees related to the annual account maintenance fee, which is recognized monthly as the annual fee is amortized, and a decrease in consulting fees offset by an increase in interest rebates the Company is entitled to receive from its clearing broker under its clearing agreement. The decrease in fees related to the annual maintenance fee is due to a change in business mix that eliminated smaller accounts, which resulted in a fewer number of accounts available to bill. The increase during the six-month period ended June 30, 2004 results from two additional months of annual maintenance fee income during 2004 as compared to 2003 since this fee was instituted during March 2003. Other income for the three-month period ended June 30, 2004 consisted of transactional and account balance rebates of approximately $513,000, maintenance fee income of approximately $175,000, and other income for approximately $8,000. Other income for the six-month period ended June 30, 2004 consisted of transactional and account balance rebates of approximately $1,092,000, maintenance fee income of approximately $359,000, and other income for approximately $15,000.

                                    Expenses

      Employee compensation and benefits for the three- and six-month periods ended June 30, 2004 decreased 37.3% to $2,818,564 and increased 3.3% to $8,073,986, respectively, from the comparable periods in 2003. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. The increase during the six-month period ended June 30, 2003 is also attributable to the reduction in the first quarter of 2003 of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35% during the first three months of 2003. During that time period other key management personnel also agreed to reduce their base salaries. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salaries by 100% during this period. The salary reductions amounted to approximately $117,000. These reductions were not continued in 2004. Additionally, during the three-month period ended June 30, 2003 the Company collected outstanding loans from one former employee that was written off in a prior year for approximately $145,000, which was partially offset by loan write-offs of approximately $40,000. During the three-month period ended June 30, 2004 the Company changed its benefit contribution policy to include all employees participating in the medical insurance plan which resulted in an increase monthly expense of approximately $8,000. Prior to June 2004 the benefit contribution was only given to non-highly compensated employees. Finally, hiring and training expense increased during the three- and six-month periods ended June 30, 2004 due to the hiring of an executive search firm to recruit and hire a retail sales director.

      Promotion and advertising for the three- and six-month periods ended June 30, 2004 increased 28.5% to $54,910 and decreased 2.8% to $113,536, respectively, from the comparable periods in 2003. The increase during the three-month period ended June 30, 2004 results from an increase in meals and travel expenses related to prospective business as well as planning and operating meetings . The decrease during the six-month period ended June 30, 2004 results from the decrease in car allowances arising from the termination of certain employees during the comparable period during 2003.

      Clearance and execution charges for the three- and six-month periods ended June 30, 2004 decreased 23.4% to $109,575 and increased 3% to $261,404, respectively, from the comparable periods in 2003. The decrease is a result of a lower ticket volume.

      Occupancy and communications costs for the three- and six-month periods ended June 30, 2004 decreased 49.5% to $437,089 and decreased 38.5% to $1,016,360, respectively, from the comparable periods in 2003. This decrease is primarily a result of the closing of the New York City, Fort Lauderdale and Red Bank offices in the prior year and resulted in the reduction of rent and depreciation expenses during the three and six-month periods ended June 30, 2004 as compared to the same period in 2003. Rent decreased approximately $182,000 and $317,000, respectively, and depreciation expense inclusive of disposals decreased approximately $132,000 and $199,000, respectively.

      Professional fees for the three- and six-month periods ended June 30, 2004 decreased 37.6% to $135,708 and decreased 9.6% to $323,857, respectively, from the comparable periods in 2003. The decrease is reflective of non-recurring legal fees in the prior periods as it related to certain customer arbitrations, regulatory matters related to potential violations of NASD Conduct Rules and/or Federal securities laws and legal fees related to the Company's vacated office space in San Diego. In the current periods this line item reflects an increase in fees related to strategic business consulting fees to increase the Company's revenues and expand its business lines.

      Interest expense for the three- and six-month periods ended June 30, 2004 decreased 14.4% to $6,947 and increased 306% to $12,550, respectively, from the comparable periods in 2003. Interest for the three and six-month periods ended June 30, 2004 relates to inventory positions purchased on margin and securities sold short, which are held at a clearing broker and charged interest. The increase for the six-month period ended June 30, 2004 compared to the same period in 2003 results from the forfeiture of non-vested deferred commission interest during 2003 upon the termination of representatives.

      Other expenses for the three- and six-month periods ended June 30, 2004 increased 150% to $843,449 and increased 141% to $1,241,400, respectively, from the comparable periods in 2003 primarily as a result of municipal bond syndicate participation losses and customer expenses, which includes existing claims, arbitrations and unpaid settlements. Municipal bond syndicate participation losses were approximately $20,000 and $111,000, respectively, for the three and six-month periods ended June 30, 2004. Customer expenses were approximately $526,000 and $551,000, respectively, for the three- and six-month period ended June 30, 2004. Other expenses for the three-month period ended June 30, 2004 consisted of municipal syndicate participation losses of approximately $20,000, clearing broker non-trade processing costs of approximately $8,000, office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $36,000, directors fees of approximately $8,000, regulatory listing, registration and assessment expenses of approximately $51,000, customer expenses of approximately $526,000, general office expenses of approximately $137,000, and a receivable write-off of approximately $57,000. Other expenses for the six-month period ended June 30, 2004 consisted of municipal syndicate participation losses of approximately $111,000, clearing broker non-trade processing costs of approximately $27,000, office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $76,000, directors fees of approximately $15,000, regulatory listing, registration and assessment expenses of approximately $130,000, customer expenses of approximately $551,000, general office expenses of approximately $274,000, and a receivable write-off of approximately $57,000.

      Income tax benefit for the three-month period ended June 30, 2004 was $202,701 as compared to $507,738 for the three-month period ended June 30, 2003 and the income tax provision for the six-month period ended June 30, 2004 was $254,916 as compared to the income tax benefit of $1,305,991 for the six-month period ended June 30, 2003. At June 30, 2004 the Company's valuation allowance was approximately 35% of the Company's gross deferred tax assets (which relate to its net operating loss carryforwards and other temporary differences) based upon the Company's estimation of future taxable income, which directly effects the income tax provision/benefit amount.

      Net income of $271,501 and $882,132 for the three- and six-month periods ended June 30, 2004 compares unfavorably to net income of $1,519,820 and $2,716,703 for the three and six-month periods ended June 30, 2003. Overall this resulted primarily from a decrease in revenues, an increase in customer expenses offset by a reduction in occupancy and communication charges, and a change in the income tax benefit. On a pretax basis, the Company recorded income of $68,800 and 1,137,048 for the three- and six-month periods ended June 30, 2004, respectively, as compared to $1,012,082 and $1,410,712 for the three- and six-month periods ended June 30, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, approximately 70% of the Company's assets were comprised of cash and highly liquid securities.

      Cash amounted to $5,673,463 at June 30, 2004 as compared to $3,032,931 at December 31, 2003. This increase is reflective of the cash held in the Company's investment account resulting from the liquidation of equity securities and the collection of the annual maintenance fee on client accounts.

      Due from Clearing Brokers amounted to $2,858,774 at June 30, 2004 as compared to $3,175,650 at December 31, 2003. This 10% decrease is primarily attributable to monies owed on security positions purchased on margin in the Company's investment account, which are netted against amounts otherwise due from clearing brokers. These securities are reflected in the "Securities Owned" line item in the condensed consolidated statement of financial condition.

      Securities Owned at June 30, 2004 were $1,594,746 as compared to $3,475,521 at December 31, 2003. This decrease is primarily reflective of the decrease in equity securities maintained in the Company's investment account, partially offset by an increase in state and municipal obligations held in inventory with respect to the Company's syndicate activities.

      Rebate Receivable amounted to $1,503,000 at June 30, 2004 as compared to $1,241,000 at December 31, 2003. This 21.1% increase is reflective of the rebate the Company is entitled to receive from its clearing broker as provided in the clearing agreement. The Company generated income and fees which increased this line item by $387,000 offset by the collection of $125,000 of this rebate receivable. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate is supposed to be paid by the clearing broker up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

      Representative Loans at June 30, 2004 amounted to $107,129 as compared to $136,341 at December 31, 2003. This 21.4% decrease is reflective of the forgiveness and amortization of some of the loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

      Furniture, Fixtures and Leasehold Improvements, net, at June 30, 2004, decreased to $75,309 as compared to $142,498 at December 31, 2003. This 47.2% decrease results from the depreciation of the Company's furniture, fixtures and leasehold improvements.

      Deferred Tax Assets, net at June 30, 2004 amounted to $1,963,963 as compared to $2,165,805 at December 31, 2003. The deferred tax assets changed during the period due to the expected utilization of the Company's net operating loss carryforward and other temporary differences which resulted in a decrease in its valuation allowance. At June 30, 2004 the valuation allowance is approximately 35% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At June 30, 2004 the deferred tax assets amount to approximately $3,012,000 and the recorded valuation allowance amounted to approximately $1,048,000. If the Company continues to be profitable then it anticipates being able to use a substantial portion of the deferred tax assets.

      Other assets decreased by 41.5% to $497,842 at June 30, 2004, from $850,669 at December 31, 2003. The net decrease is primarily attributable to receipt of a clearing broker conversion cost reimbursement receivable, receipt of unit investment trust commission receivables related to the Company's retail activities, and a decrease in prepaid expenses and deposits related to the Company's general operations, partially offset by two loans made to a potential investment banking client,. Other assets at June 30, 2004 consisted of a loan to a potential investment banking client of $100,000, unit investment trust and mutual fund commissions receivable of approximately $64,000, prepaid expenses of approximately $84,000, rent and other deposits inclusive of a letter of credit deposit of approximately $214,000, and other assets of approximately $36,000. Other assets at December 31, 2003 consisted of clearing broker conversion cost reimbursement receivable of $300,000, unit investment trust and mutual fund commissions receivable of approximately $108,000, prepaid expenses of approximately $146,000, rent deposits inclusive of a letter of credit deposit of approximately $224,000, and other assets of approximately $73,000.

      Securities sold, not yet purchased amounted to $63,451 at June 30, 2004 as compared to $123,972 at December 31, 2003. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

      Accrued compensation was $883,257 at June 30, 2004 as compared to $1,892,160 at December 31, 2003, a 53.3% decrease. The revenues upon which commission income to registered representatives is based directly affect this line item, which was lower at the end of the current quarter as compared to 2003 offset by a decrease in the accrual related to bonuses accrued at December 31, 2003 and paid during January 2004. Finally, this line item decreased due to the deferred commission payout which was paid during April 2004.

      Accounts payable and accrued expenses at June 30, 2004 were $4,336,962 as compared to $4,180,279 at December 31, 2003, a 3.7% increase. The change is primarily attributable to the collection in March 2004 of the annual maintenance fee charged to client accounts and the recording of an offsetting liability in the Company's consolidated statement of financial condition. The income related to the annual maintenance fee will be recognized monthly as the annual fee is amortized. The above increase is also attributable to an increase in the accrued liability related to existing claims, arbitrations and unpaid settlements. To a lesser extent this line item increased due to the increase in payables related to the Company's general business. Finally, this line item is offset by a decrease in the deferred commission interest which was paid during April 2004. Accounts payable and accrued expenses at June 30, 2004 consisted of accrued professional fees of approximately $407,000, accrued communication charges of approximately $178,000, accrued computer and copier charges of approximately $200,000, accrued arbitration settlements of $583,000, accrued lease expense of approximately $547,000, accrued regulatory expense of approximately $1,260,000 and other accounts payable and accrued expenses of approximately $1,162,000. Accounts payable and accrued expenses at December 31, 2003 consisted of accrued professional fees of approximately $588,000, accrued communication charges of approximately $233,000, accrued computer and copier charges of approximately $202,000, accrued arbitration settlements of approximately $191,000, accrued lease expense of approximately $648,000, accrued regulatory expense of approximately $1,250,000 and other accounts payable and accrued expenses of approximately $1,069,000.

      Subordinated borrowings amounted to $1,937,500 at June 30, 2004 as compared to $2,062,500 at December 31, 2003. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan that requires payments over various periods of time during this three-year period. During the six-month period ended June 30, 2004 the Company repaid $125,000 of this subordinated loan back to the clearing broker, which payment was made from the funds received from the clearing broker under the rebate agreement.

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

      The Company will be required to pay $1,260,000 in the coming months related to the resolution of three NASD disciplinary proceedings and an investigation by the NASD Department of Enforcement relating to alleged violations of NASD Conduct Rules and the federal securities laws occurring from late 1995 to 2001. The Company believes its current cash position and revenues from operations will be sufficient to satisfy its obligations.

      The Company believes its financial resources will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. The Company, however, continues to explore the possibility of a financing to assist it in pursuing its plans for growth.


Consolidated Contractual Obligations and Lease Commitments


      The table below summarizes information about our consolidated contractual obligations as of June 30, 2004 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.


                                                                                                             2008 and
                              Total            2004            2005            2006            2007         thereafter
========================  --------------  --------------  --------------  --------------  --------------  --------------
Equipment lease
  obligations             $      426,131  $      110,589  $      199,407  $      113,297  $        2,838  $           --
Office lease obligations       1,353,796         448,919         663,402         147,492          93,983              --
Employment contract
  obligations                  3,145,833         377,500         755,000         755,000         755,000         503,333
                          --------------  --------------  --------------  --------------  --------------  --------------

                          $    4,925,760  $      937,008  $    1,617,809  $    1,015,789  $      851,821  $      503,333
                          ==============  ==============  ==============  ==============  ==============  ==============


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


ITEM 4.     CONTROLS AND PROCEDURES.

            An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:    OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

            On August 9, 2004, Kirlin Securities, Inc. and certain present or former Kirlin personnel concluded a settlement with the NASD to resolve three NASD disciplinary proceedings and an investigation by the NASD Department of Enforcement relating to alleged violations of NASD Conduct Rules and the federal securities laws occurring from late 1995 to 2001. Each of these disciplinary proceedings and the investigation were previously reported by the Company in prior periodic filings with the Securities and Exchange Commission. Pursuant to the settlement, without admitting or denying any violation or wrongdoing, Kirlin consented to a fine in the amount of $155,800, restitution to customers in the amount of $1,044,201 and the requirement to pre-file all firm advertising materials for one year. Kirlin also agreed to retain, at its own expense, an independent consultant to review and make recommendations concerning the adequacy of the firm's current supervisory and operating procedures as they relate to the settled matters. The independent consultant's recommendations must also be submitted to NASD. Anthony J. Kirincic, Kirlin's Co-Chief Executive Officer and the Company's President, also agreed to settle allegations that he failed to reasonably supervise Kirlin's personnel with respect to certain of these matters. Without admitting or denying any violation or wrongdoing, Mr. Kirincic consented to a fine in the amount of $25,000 and a 30-day suspension as a general securities principal. A former Kirlin branch manager and two former sales representatives also agreed to fines totaling $35,000 and other disciplinary sanctions in connection with the settlement. For additional information see the Company's Current Report on Form 8-K filed August 13 2004, which is incorporated by reference hereto.

ITEM 2:     SALES OF UNREGISTERED SECURITIES

================ ====================== ================= =========================== =============== ====================
                                                            CONSIDERATION RECEIVED
                                                              AND DESCRIPTION OF                      IF OPTION, WARRANT
                                                               UNDERWRITING OR          EXEMPTION       OR CONVERTIBLE
                                                              OTHER DISCOUNTS TO           FROM       SECURITY, TERMS OF
                                                            MARKET PRICE AFFORDED      REGISTRATION       EXERCISE OR
 DATE OF SALE      TITLE OF SECURITY      NUMBER SOLD           TO PURCHASERS            CLAIMED          CONVERSION
---------------- ---------------------- ----------------- --------------------------- --------------- --------------------
    4/1/04       Options to purchase         6,895        Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on 4/1/07, for a
                                                          consideration received by                   period of 10 years
                                                          the Company.                                from date of
                                                                                                      grant, at an
                                                                                                      exercise price of
                                                                                                      $8.94 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- --------------------
    4/27/04      Options to purchase         5,985        Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on 4/27/07, for a
                                                          consideration received by                   period of 5 years
                                                          the Company.                                from date of
                                                                                                      grant, at an
                                                                                                      exercise price of
                                                                                                      $7.52 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- --------------------
    5/3/04       Options to purchase         10,270       Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on date of grant
                                                          consideration received by                   for a period of 10
                                                          the Company.                                years from date of
                                                                                                      grant, at an
                                                                                                      exercise price of
                                                                                                      $7.7245 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- --------------------
    6/1/04       Options to purchase         1,000        Options granted under            4(2)       Fully exercisable
                 Common Stock                             1994 Stock Plan - no cash                   on 6/1/07, for a
                                                          consideration received by                   period of 5 years
                                                          the Company.                                from date of
                                                                                                      grant, at an
                                                                                                      exercise price of
                                                                                                      $4.50 per share.
================ ====================== ================= =========================== =============== ====================

                     ISSUER PURCHASES OF EQUITY SECURITIES

================ ================ ================ ====================== =========================
                                                                           (d) Maximum Number (or
                    (A) TOTAL                       (C) TOTAL NUMBER OF      APPROXIMATE DOLLAR
                    NUMBER OF                        SHARES (OR UNITS)      VALUE) OF SHARES (OR
                   SHARES (OR       (B) AVERAGE    PURCHASED AS PART OF    UNITS) THAT MAY YET BE
                     UNITS)       PRICE PAID PER    PUBLICLY ANNOUNCED      PURCHASED UNDER THE
    PERIOD          PURCHASED     SHARE (OR UNIT)    PLANS OR PROGRAMS       PLANS OR PROGRAMS
---------------- ---------------- ---------------- ---------------------- -------------------------
April 1, 2004        15,000            $7.25              15,000                $327,753 (1)
to April 30, 2004
---------------- ---------------- ---------------- ---------------------- -------------------------
May 1, 2004 to        None              N/A                 N/A                 $327,753 (1)
 May 31, 2004
---------------- ---------------- ---------------- ---------------------- -------------------------
June 1, 2004          None              N/A                 N/A                 $327,753 (1)
 to June 30, 2004
---------------- ---------------- ---------------- ---------------------- -------------------------
     Total           15,000            $7.25              15,000                $327,753 (1)
================ ================ ================ ====================== =========================

(1) On November 1, 2002 the Company announced that the Board of Directors had authorized a repurchase program to purchase up to $1,500,000 of common stock purchased from time to time. The repurchase program does not have a specified expiration date.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting of Stockholders on June 24, 2004. At the meeting each of the two directors nominated for election, Anthony
J. Kirincic and John Milcetich, were re-elected to a three year term expiring in 2007, with 1,475,617 shares voted in favor of Mr. Kirincic's election and 8,945 shares withheld authority to vote, and with 1,474,906 shares voted in favor of Mr. Milcetich's election and 7,656 shares withheld authority to vote. At the meeting the stockholders authorized an amendment to the Company' s certificate of incorporation to increase the number of shares of common stock the Company was authorized to issue from 7,000,000 to 15,000,000, with 1,460,827 shares voted in favor of this amendment, 14,795 shares voted against this amendment, 7,940 shares abstained from the vote of this amendment, and zero shares were broker non-votes.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   3.1.3     Certificate of Amendment of Certificate of Incorporation,
                      dated June 24, 2004.

            31.2      Section 302 Certification of Chief Financial Officer.

            31.2      Section 302 Certification of Chief Financial Officer.

            32        Section 906 Certification.

      (b)   Reports on Form 8-K

            On August 13, 2004 a Form 8-K was filed to report the Company's resolution of three NASD disciplinary proceedings and an investigation by the NASD Department of Enforcement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Kirlin Holding Corp.
                                     (Registrant)


Dated:   August 16, 2004             By:  /s/ Anthony J. Kirincic
                                          --------------------------------------
                                          Anthony J. Kirincic
                                          President


Dated:   August 16, 2004             By:  /s/ Barry E. Shapiro
                                          --------------------------------------
                                          Barry E. Shapiro
                                          Chief Financial Officer
                                          (and principal accounting officer)