Form 10-Q
period 2004-09-30
KIRLIN HOLDING CORP
filed 2004-11-12
CIK 930797

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


|X|   Quarterly  report pursuant to Section 13 or 15(d) of the Securities Act of
      1934

For the quarterly period ended September 30, 2004
                               ------------------

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (800) 899-9400
                 ----------------------------------------------
               (Registrant's Telephone Number Including Area Code)

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


      Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At November 9, 2004, Issuer had outstanding 2,013,164 shares of Common Stock, par value $.0001 per share.

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                                              2004            2003
                                                                                          ------------    ------------
                                                                                          (Unaudited)
                                     ASSETS:

Cash                                                                                      $  1,052,171    $  3,032,931
Due from Clearing Brokers                                                                    2,291,365       3,175,650
Securities Owned:
     U.S. government and agency obligations, at market value                                    84,639          53,532
     State and municipal obligations, at market value                                          329,641         283,101
     Corporate bonds and other securities, at market value                                   4,824,258       3,008,844
     Non-marketable securities, at fair value                                                  100,690         130,044
Rebate Receivable                                                                            1,583,118       1,241,000
Representative Loans                                                                            57,716         136,341
Furniture, Fixtures and Leasehold Improvements, at cost, net of accumulated depreciation and amortization of
      $2,604,154 and $2,963,955, respectively                                                  102,833         142,498
Deferred Tax Assets, net of valuation allowances of $1,083,292
      and $1,425,043, respectively                                                           1,844,604       2,165,805
Other Assets                                                                                   531,479         850,669
                                                                                          ------------    ------------

                        Total assets                                                      $ 12,802,514    $ 14,220,415
                                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
     Securities sold, not yet purchased, at market value                                  $     43,352    $    123,972
     Accrued compensation                                                                      923,734       1,892,160
     Accounts payable and accrued expenses                                                   3,242,636       4,180,279
                                                                                          ------------    ------------

                        Total liabilities                                                    4,209,722       6,196,411
                                                                                          ------------    ------------


Subordinated Borrowings                                                                      1,875,000       2,062,500
                                                                                          ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.0001 par value; authorized 15,000,000 and
         7,000,000 shares, respectively, issued and outstanding
         2,012,743 and 2,036,853 shares, respectively                                              201             204
     Additional paid-in capital                                                             16,610,488      16,644,939
     Unearned stock compensation                                                               (47,917)       (106,002)
     Accumulated deficit                                                                    (9,844,980)    (10,577,637)
                                                                                          ------------    ------------

                        Total stockholders' equity                                           6,717,792       5,961,504
                                                                                          ------------    ------------

                        Total liabilities and stockholders' equity                        $ 12,802,514    $ 14,220,415
                                                                                          ============    ============

See Notes to Condensed Consolidated Financial Statements
                                                                               2

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                              --------------------------------   ---------------------------------
                                                                  2004              2003              2004             2003
                                                              -------------    ---------------   -------------     ---------------
                                                                         (Unaudited)                       (Unaudited)
Revenues:
     Principal transactions, net                             $    505,722      $    178,477      $    685,894      $    597,720
     Commissions                                                2,659,942         6,235,518        12,920,747        16,143,441
     Merchant banking                                                  --           (29,752)               --           (29,752)
     Investment banking                                                --           133,195           273,226           598,195
     Other income                                                 738,837           700,015         2,204,774         2,029,486
                                                             ------------      ------------      ------------      ------------

                             Total revenues                     3,904,501         7,217,453        16,084,641        19,339,090
                                                             ------------      ------------      ------------      ------------
Expenses:
     Employee compensation and benefits                         2,359,391         4,569,500        10,433,377        12,387,762
     Promotion and advertising                                     82,345            51,059           195,880           167,917
     Clearance and execution charges                               78,831           154,076           340,235           407,806
     Occupancy and communications                                 466,208           798,057         1,482,568         2,451,753
     Professional fees                                            165,154           175,614           489,011           533,960
     Interest                                                      11,949            (5,318)           24,500           (11,404)
     Other                                                        738,773           360,051         1,980,174           876,172
                                                             ------------      ------------      ------------      ------------

                             Total expenses                     3,902,651         6,103,039        14,945,745        16,813,966
                                                             ------------      ------------      ------------      ------------

     Income before income tax (provision) benefit                   1,850         1,114,414         1,138,896         2,525,124

Income tax (provision) benefit                                   (151,323)          139,623          (406,239)        1,445,614
                                                             ------------      ------------      ------------      ------------

     Net (loss) income                                       $   (149,473)     $  1,254,037      $    732,657      $  3,970,738
                                                             ============      ============      ============      ============

Basic (loss)  earnings per common share (See Note 2)         $      (0.09)     $       0.78      $       0.44      $       2.47
                                                             ============      ============      ============      ============

Weighted-average shares outstanding (See Note 2)                1,684,120         1,613,421         1,660,658         1,605,641
                                                             ============      ============      ============      ============

Diluted (loss) earnings per common share (See Note 2)        $      (0.09)     $       0.53      $       0.31      $       1.89
                                                             ============      ============      ============      ============

Weighted-average shares of common stock and common stock
  equivalents outstanding (See Note 2)                          1,684,120         2,372,210         2,355,458         2,101,427
                                                             ============      ============      ============      ============

See Notes to Condensed Consolidated Financial Statements
                                                                               3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine-Months Ended September 30, 2004
(Unaudited)


                                                Common Stock         Additional      Unearned
                                          -----------------------      Paid-in         Stock          Accumulated
                                            Shares      Par Value      Capital      Compensation        Deficit            Total
                                          ---------     ---------   ------------    ------------     ------------      -----------
Stockholders' equity at January 1,
    2004                                  2,036,853      $ 204      $ 16,644,939      $(106,002)     $(10,577,637)     $ 5,961,504

Issuance of restricted stock to
    employees under stock plans               8,759          1            36,200        (25,000)               --           11,201

Exercise of stock options                    15,000          2            21,748             --                --           21,750

Issuance of stock to employees under
    deferred commission plan                 79,470          7           581,144             --                --          581,151

Amortization of unearned stock
    compensation                                 --         --                --         68,571                --           68,571

Forfeitures of restricted stock by
    employees                               (11,354)        (1)          (99,498)        14,514                --          (84,985)

Forfeitures of stock by employees
    under deferred commission plan         (100,985)       (10)         (465,210)            --                --         (465,220)

Repurchases and retirements of stock        (15,000)        (2)         (108,835)            --                --         (108,837)

Net income                                       --         --                --             --           732,657          732,657
                                         ----------      -----      ------------      ---------      ------------      -----------

Stockholders' equity at September
    30, 2004                              2,012,743      $ 201      $ 16,610,488      $ (47,917)     $ (9,844,980)     $ 6,717,792
                                         ==========      =====      ============      =========      ============      ===========

See Notes to Condensed Consolidated Financial Statements
                                                                               4

KIRLIN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                 ---------------------------------------------
                                                                                         2004                   2003
                                                                                 --------------------     --------------------
                                                                                                 (Unaudited)

 Cash flows from operating activities:
       Net income                                                                  $        732,657         $      3,970,738
                                                                                 --------------------     --------------------
       Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                     113,394                  285,264
          Deferred income taxes                                                             321,201              (1,409,014)
          Decrease (increase) in nonmarketable securities                                    29,354                 (57,987)
          Non-cash compensation                                                             110,718                  241,097
          (Gain) loss on disposal of furniture and fixtures                                (17,751)                   53,178
          Decrease (increase) in operating assets:
                  Due from clearing brokers                                                 884,285              (1,854,169)
                  Securities owned, at market value                                     (1,893,061)                  570,133
                  Rebate receivable                                                       (342,118)                (123,000)
                  Representative loans                                                       78,625                  288,198
                  Other assets                                                              340,618                   80,146
          (Decrease) increase in operating liabilities:
                  Securities sold, not yet purchased, at market value                      (80,620)                  (1,699)
                  Accrued compensation                                                    (968,426)                  513,289
                  Accounts payable and accrued expenses                                   (937,643)                   23,181
                                                                                 --------------------     --------------------

                         Total adjustments                                              (2,361,424)              (1,391,383)
                                                                                 --------------------     --------------------

                         Net cash (used in) provided by operating activities            (1,628,767)                2,579,355
                                                                                 --------------------     --------------------

 Cash flows from investing activities:
       Purchase of furniture, fixtures and leasehold improvements                          (80,978)                        -
       Proceeds from sale of furniture and fixtures                                           3,572                   17,500
                                                                                 --------------------     --------------------

                         Net cash (used in) provided by investing activities               (77,406)                   17,500
                                                                                 --------------------     --------------------

 Cash flows from financing activities:
       Proceeds from excerise of stock options                                              21,750                        -
       Repayment of subordinated borrowings                                               (187,500)                (375,000)
       Repurchase of common stock                                                         (108,837)                       -
                                                                                 --------------------     --------------------

                         Net cash used in financing activities                            (274,587)                (375,000)
                                                                                 --------------------     --------------------

 Net (decrease) increase in cash                                                        (1,980,760)                2,221,855

 Cash at beginning of year                                                                3,032,931                3,035,084
                                                                                 --------------------     --------------------

 Cash at end of period                                                             $      1,052,171         $      5,256,939
                                                                                 ====================     ====================

 Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest                                                                 $        152,667         $         23,201
          Income taxes                                                             $        130,333         $          7,020

See Notes to Condensed Consolidated Financial Statements
                                                                               5

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and the related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted by the Parent to employees of the Company under those plans had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

      The following summary illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                          THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      --------------------------------------------------------------
                                                                         2004             2003           2004             2003
                                                                      -----------    -------------    -----------    -------------

       Net (loss) income - as reported                                $  (149,473)   $   1,254,037    $   732,657    $   3,970,738

            Deduct: Total stock based employee compensation expense
                determined under the fair value based method             (100,545)        (128,229)      (301,634)        (384,687)
                                                                      -----------    -------------    -----------    -------------

       Proforma net (loss) income                                     $  (250,018)   $   1,125,808    $   431,023    $   3,586,051
                                                                      ===========    =============    ===========    =============

       Basic (loss) earnings per common share as reported             $     (0.09)   $        0.78    $      0.44    $        2.47
       Proforma basic (loss) earnings per common share                $     (0.15)   $        0.70    $      0.26    $        2.23

       Diluted (loss) earnings per common share as reported           $     (0.09)   $        0.53    $      0.31    $        1.89
       Proforma diluted (loss) earnings per common share              $     (0.15)   $        0.47    $      0.18    $        1.71

KIRLIN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


2.    EARNINGS (LOSS) PER SHARE

      The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three- and nine-month periods ended September 30, 2004, potential common shares amounted to 1,654,132 and 733,317, respectively, and for the three- and nine-month periods ended September 30, 2003, potential common shares amounted to 896,014 and 962,597, respectively, and have not been included in the computation of diluted EPS since the effect would be antidilutive.

      In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003 it was determined that the earnings per share calculation should be changed in order to exclude nonvested and contingently returnable shares in the Company's restricted and deferred commission plans from the basic earnings per share calculation and a modification of those shares in the calculation of diluted earnings per share. This change resulted in different basic and diluted earnings per share amounts for the three- and nine-month periods ended September 30, 2003 than previously reported.

      The following table sets forth the components of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2004 and 2003, respectively:

                                                                        THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  ----------------------------    ----------------------------
                                                                      2004             2003           2004             2003
                                                                  -----------    -------------    -----------    -------------
           Numerator:
                Net (loss) income                                 $  (149,473)   $   1,254,037    $   732,657    $   3,970,738
                                                                  ===========    =============    ===========    =============

           Denominator:
                Weighted average shares outstanding                 1,684,120        1,613,421      1,660,658        1,605,641

                Effect of dilutive securities:
                      Stock options                                        --          376,573        315,717          181,653

                      Nonvested stock                                      --          382,216        379,083          314,133
                                                                  -----------    -------------    -----------    -------------

           Denominator for diluted (loss) earnings per
              share - weighted average shares of common
              stock and common stock equivalents after
              assumed conversions                                   1,684,120        2,372,210      2,355,458        2,101,427
                                                                  ===========    =============    ===========    =============

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

4.    STOCKHOLDERS' EQUITY

      On June 24, 2004, the stockholders approved the amendment to the certificate of incorporation to increase the authorized number of shares of Common Stock by an additional 8,000,000 shares of Common Stock to 15,000,000 shares of Common Stock.

      During the three- and nine-month periods ended September 30, 2004, the Company granted options to purchase 20,065 and 70,580 shares, respectively, of common stock at an exercise price between $3.55 and $10.80 per share. Such options vest over periods of up to 10 years and are exercisable at various dates through March 31, 2014.

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

      Impairment of Deferred Tax Assets. The carrying value of the Company's net deferred tax assets assumes that it will be able to generate future taxable income, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to increase valuation allowances against its deferred tax assets, which would result in additional income tax expense. At September 30, 2004, the valuation allowance was approximately 37% of the Company's deferred tax assets related to its net operating loss carryforwards and other temporary differences.

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

      Contingencies. The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in claims, lawsuits and arbitrations brought by its customers. The Company consults its attorneys in order to estimate amounts that should be reflected in the Company's consolidated financial statements relating to pending or threatened claims. If pending or threatened claims result in damages to be paid by the Company, these amounts could be different from the amounts previously estimated and reflected in the Company's consolidated financial statements. The Company's review of existing claims, arbitrations and unpaid settlements at September 30, 2004 resulted in an accrued liability in the amount of approximately $925,000.

OVERVIEW

      The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

      The Company's revenues during the nine-month period ended September 30, 2004 were generated primarily from brokerage transactions. Revenues from brokerage transactions result in the Company earning commissions charged to customers for purchasing and selling securities and is comprised of equity securities, unit trusts, and mutual funds. To a lesser extent, the Company's revenues were generated from principal trading activities. As a principal, the Company buys and sells securities, both for proprietary trading and, more significantly, to facilitate sales to its retail customers and other dealers. Principal transactions with customers are effected at a net price equal to the current interdealer price plus or minus a mark-up or mark-down within the guidelines of applicable securities regulations. As a result of its principal trading activities, the amount of the Company's liabilities and assets can vary widely from period-to-period.

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

      The following table shows each specified item as a dollar amount and as a percentage of revenues for the three- and nine-month periods ended September 30, 2004 and 2003, respectively, and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

                                           Three-Months Ended September 30,                  Nine-Months Ended September 30,
                                  ---------------------------------------------   --------------------------------------------------

                                             2004                    2003                     2004                      2003
                                  -----------------------  --------------------   ------------------------  ------------------------
Revenues:

    Principal transactions, net   $   505,722     13.0%   $   178,477      2.5%    $    685,894       4.3%   $    597,720      3.1%
    Commissions                     2,659,942     68.1%     6,235,518     86.4%      12,920,747      80.3%     16,143,441     83.5%
    Merchant banking                       --       --        (29,752)    (0.4)%             --        --         (29,752)    (0.2)%
    Investment banking                     --       --        133,195      1.8%         273,226       1.7%        598,195      3.1%
    Other income                      738,837     18.9%       700,015      9.7%       2,204,774      13.7%      2,029,486     10.5%
                                  -----------   ------    -----------   ------     ------------    ------    ------------     -----

               Total revenues       3,904,501    100.0%     7,217,453    100.0%      16,084,641     100.0%     19,339,090    100%
                                  -----------   ------    -----------   ------     ------------    ------    ------------     -----

Expenses:
    Employee compensation
        and benefits                2,359,391     60.4%     4,569,500     63.3%      10,433,377      64.9%     12,387,762     64.1%
    Promotion and advertising          82,345      2.1%        51,059      0.7%         195,880       1.2%        167,917      0.9%
    Clearance and execution
        charges                        78,831      2.0%       154,076      2.1%         340,235       2.1%        407,806      2.1%
    Occupancy and
        communications                466,208     11.9%       798,057     11.1%       1,482,568       9.2%      2,451,753     12.7%
    Professional fees                 165,154      4.2%       175,614      2.4%         489,011       3.0%        533,960      2.8%
    Interest                           11,949      0.3%        (5,318)    (0.1)%         24,500       0.2%        (11,404)    (0.1)%
    Other                             738,773     18.9%       360,051      5.0%       1,980,174      12.3%        876,172      4.5%
                                  -----------   ------    -----------   ------     ------------    ------    ------------     -----


               Total expenses       3,902,651     99.8%     6,103,039     84.5%      14,945,745      92.9%     16,813,966     87.0%
                                  -----------   ------    -----------   ------     ------------    ------    ------------     -----

Income before income tax                1,850      0.0%     1,114,414     15.5%       1,138,896       7.1%      2,525,124     13.0%
      (provision) benefit
Income tax (provision) benefit       (151,323)    (3.9)%      139,623      1.9%        (406,239)     (2.5)%     1,445,614      7.5%
                                  -----------   ------    -----------   ------     ------------    ------    ------------     -----

Net (loss) income                 $  (149,473)    (3.7)%  $ 1,254,037     17.4%    $    732,657       4.6%   $  3,970,738     20.5%
                                  ===========   ======    ===========   ======     ============    ======    ============     =====


RESULTS OF OPERATIONS

                                    Revenues

      Principal transactions, net for the three- and nine-month periods ended September 30, 2004 increased to $505,722 and $685,894, respectively, from the comparable periods in 2003. The increase is primarily attributable to gains in the Company's investment account and to a lesser extent gains related to equity and fixed income business for which the Company maintained an inventory during the three- and nine-month periods ended September 30, 2003. Principal transactions, net for the three-month period ended September 30, 2004 consisted of gains in the Company's investment account of approximately $403,000 and trading gains of approximately $103,000. Principal transactions, net for the nine-month period ended September 30, 2004 consisted of gains in the Company's investment account of approximately $614,000 and trading gains of approximately $72,000.

      Commissions for the three- and nine-month periods ended September 30, 2004 decreased 57.3% to $2,659,942 and decreased 20% to $12,920,747, respectively, from the comparable periods in 2003. The change during the quarter is primarily attributable to the Company's decreased business in equity and fixed income securities, mutual funds, and unit investment trusts, which the Company believes was due to sluggish market conditions. Additionally, after the August 2004 commission period, the Company closed its San Francisco branch office, which contributed to the decrease in commissions. Commissions for the three-month period ended September 30, 2004 consisted of agency commissions of approximately $2,153,000, syndicate commissions of approximately $65,000 and mutual fund, variable annuity, life insurance and managed money commissions of approximately $442,000. Commissions for the nine-month period ended September 30, 2004 consisted of agency commissions of approximately $11,067,000, syndicate commissions of approximately $517,000 and mutual fund, variable annuity, life insurance and managed money commissions of approximately $1,337,000.

      There was no investment banking activity during the three-month period ended September 30, 2004. Investment banking for the nine-month period ended September 30, 2004 decreased 54.3% to $273,226. During the nine-month period ended September 30, 2004 the Company acted as the placement agent for one private placement.

      Other income for the three- and nine-month periods ended September 30, 2004 increased 5.5% to $738,837 and increased 8.6% to $2,204,774, respectively, from the comparable periods in 2003. The increase during the three-month period ended September 30, 2004 is primarily attributable to a settlement the Company received from a lawsuit it commenced, gain from the sale of furniture and fixtures and increase in rebates the Company is entitled to receive from its clearing broker under its clearing agreement offset by a decrease in the annual account maintenance fee which is recognized monthly as the annual fee is amortized and a decrease in consulting fees. The decrease in fees related to the annual maintenance fee is due to a change in business mix that eliminated smaller accounts, which resulted in a fewer number of accounts available to bill. The increase during the nine-month period ended September 30, 2004 results from two additional months of annual maintenance fee income during 2004 as compared to 2003 since this fee was instituted during March 2003. Other income for the three-month period ended September 30, 2004 consisted of transactional and account balance rebates of approximately $526,000, maintenance fee income of approximately $170,000, and other income for approximately $43,000. Other income for the nine-month period ended September 30, 2004 consisted of transactional and account balance rebates of approximately $1,618,000, maintenance fee income of approximately $530,000, and other income of approximately $57,000.

                                    Expenses
                                    --------

      Employee compensation and benefits for the three- and nine-month periods ended September 30, 2004 decreased 48.4% to $2,359,391 and 15.8% to $10,433,377, respectively, from the comparable periods in 2003. Since employee compensation related to the Company's retail brokerage traders and registered representatives is directly related to revenue they generate, a portion of employee compensation follows the change in the Company's revenues. As stated in the "Commissions"
section in the Revenue section of this management's discussion and analysis, after the August 2004 commission period, the Company closed its San Francisco branch office. This office closure contributed to the decrease in compensation. The reversal of nonvested deferred and restricted compensation expenses during the current period arising from the termination of employees contributed to the decrease in this line item. The above factors represent items which contributed to the decrease in compensation, however, the items to be discussed below caused an offset to these decreases. During June 2004, the Company changed its benefit contribution policy to include all employees participating in the medical insurance plan which resulted in an increased monthly expense of approximately $8,000. Prior to June 2004, the benefit contribution was only given to non-highly compensated employees. Hiring and training expense increased due to the hiring of an executive search firm to recruit and hire a retail sales director during the current period. The expense related to loan write-off's, net of collections related to representative terminations was higher during the current period, which contributed to the change in compensation. Finally, salaries are higher during the current period due to prior year reductions arising in the first quarter of 2003 of base salary by the Company's Chief Executive Officer and its President by 68% and by its Chief Financial Officer by 35%. During that time period other key management personnel also agreed to reduce their base salaries. In addition the Chief Executive Officer and President of the Company reduced the variable portion of their base salaries by 100% during this period. The salary reductions amounted to approximately $117,000. These reductions were not continued in 2004.

      Promotion and advertising for the three- and nine-month periods ended September 30, 2004 increased 61.3% to $82,345 and 16.7% to $195,880, respectively, from the comparable periods in 2003. The increase during the three and nine-month periods ended September 30, 2004 results from an increase in meals and travel expenses related to prospective business as well as planning, operating and training meetings. Additionally, the increase during the nine-month period ended September 30, 2004 is offset by the decrease in car allowances arising from the termination of certain employees during the comparable period during 2003.

      Clearance and execution charges for the three- and nine-month periods ended September 30, 2004 decreased 48.8% to $78,831 and 16.6% to $340,235, respectively, from the comparable periods in 2003. The decrease is a result of a lower ticket volume.

      Occupancy and communications costs for the three- and nine-month periods ended September 30, 2004 decreased 41.6% to $466,208 and 39.5% to $1,482,568, respectively, from the comparable periods in 2003. This decrease is primarily a result of the closing of the San Francisco office in the current year and the closing of the New York City, Fort Lauderdale and Red Bank offices in the prior year which resulted in the reduction of rent and depreciation expense during the three and nine-month periods ended September 30, 2004 as compared to the same period in 2003. Rent decreased approximately $262,000 and $578,000, respectively, and depreciation expense inclusive of disposals decreased approximately $25,000 and $226,000, respectively.

      Professional fees for the three- and nine-month periods ended September 30, 2004 decreased 6% to $165,154 and 8.4% to $489,011, respectively, from the comparable periods in 2003. The decrease is reflective of non-recurring legal fees in the prior periods as it related to certain customer arbitrations, regulatory matters related to potential violations of NASD Conduct Rules and/or Federal securities laws and legal fees related to the Company's vacated office space in San Diego. In the current periods this line item reflects an increase in fees related to strategic business consulting fees to increase the Company's revenues and expand its business lines.

      Interest expense for the three- and nine-month periods ended September 30, 2004 increased 325% to $11,949 and 315% to $24,500, respectively, from the comparable periods in 2003. Interest for the three and nine-month periods ended September 30, 2004 relates to securities located in the Company's trading and investment accounts purchased on margin and securities sold short, which are held at a clearing broker and charged interest. The increase for the nine-month period ended September 30, 2004 compared to the same period in 2003 results from the forfeiture of non-vested deferred commission interest during 2003 upon the termination of representatives.

      Other expenses for the three- and nine-month periods ended September 30, 2004 increased 105% to $738,773 and 126% to $1,980,174, respectively, from the comparable periods in 2003 primarily as a result of customer expenses, which includes existing claims, arbitrations and unpaid settlements. Other expenses for the three-month period ended September 30, 2004 consisted of municipal syndicate participation losses of approximately $39,000, clearing broker non-trade processing costs of approximately $6,000, office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $30,000, directors fees of approximately $8,000, regulatory listing, registration and assessment expenses of approximately $104,000, customer expenses of approximately $428,000, and general office expenses of approximately $124,000. Other expenses for the nine-month period ended September 30, 2004 consisted of municipal syndicate participation losses of approximately $150,000, clearing broker non-trade processing costs of approximately $33,000, office insurance (property, casualty, and umbrella) related to each office, directors and officers insurance and automobile insurance of approximately $106,000, directors fees of approximately $23,000, regulatory listing, registration and assessment expenses of approximately $232,000, customer expenses of approximately $980,000, general office expenses of approximately $399,000, and a receivable write-off of approximately $57,000.

      Income tax provision for the three-month period ended September 30, 2004 was $151,323 as compared to the income tax benefit of $139,623 for the three-month period ended September 30, 2003 and the income tax provision for the nine-month period ended September 30, 2004 was $406,239 as compared to the income tax benefit of $1,445,614 for the nine-month period ended September 30, 2003. At September 30, 2004 the Company's valuation allowance was approximately 37% of the Company's gross deferred tax assets (which relate to its net operating loss carryforwards and other temporary differences) based upon the Company's estimation of future taxable income, which directly effects the income tax provision/benefit amount.

      Net loss of $149,473 and net income of $732,657 for the three- and nine-month periods ended September 30, 2004, respectively, compares unfavorably to net income of $1,254,037 and $3,970,738 for the three and nine-month periods ended September 30, 2003. Overall this resulted primarily from a decrease in revenues, an increase in customer expenses offset by a reduction in occupancy and communication charges, and a change in the income tax (provision) benefit. On a pretax basis, the Company recorded income of $1,850 and $1,138,896 for the three- and nine-month periods ended September 30, 2004, respectively, as compared to $1,114,414 and $2,525,124 for the three- and nine-month periods ended September 30, 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, approximately 63% of the Company's assets were comprised of cash and highly liquid securities.

      Cash amounted to $1,052,171 at September 30, 2004 as compared to $3,032,931 at December 31, 2003. This decrease is reflective of disbursements for additional purchases of securities, disbursements related to the resolution of three NASD matters, disbursements to registered representatives related to the Company's deferred commission plan, and disbursements related to prior year accruals offset by the collection of the annual maintenance fee on client accounts.

      Due from Clearing Brokers amounted to $2,291,365 at September 30, 2004 as compared to $3,175,650 at December 31, 2003. This 27.8% decrease is primarily attributable to monies owed on security positions purchased on margin in the Company's investment account, which are netted against amounts otherwise due from clearing brokers. These securities are reflected in the "Securities Owned" line item in the condensed consolidated statement of financial condition.

      Securities Owned at September 30, 2004 were $5,339,228 as compared to $3,475,521 at December 31, 2003. This increase is primarily reflective of the increase in equity securities maintained in both the Company's investment and trading accounts.

      Rebate Receivable amounted to $1,583,118 at September 30, 2004 as compared to $1,241,000 at December 31, 2003. This 27.6% increase is reflective of the rebate the Company is entitled to receive from its clearing broker as provided in the clearing agreement. The Company generated income and fees which increased this line item by $529,618 offset by the collection of $187,500 of this rebate receivable. The clearing broker will rebate, in amounts and at dates specified in the agreement, 50% of the clearing fees and other items (as defined) up to a maximum of $2,500,000. The rebate is supposed to be paid by the clearing broker up to maximum installments of $62,500 at the end of each subsequent calendar quarter through March 31, 2005, at which time the balance will be payable.

      Representative Loans at September 30, 2004 amounted to $57,716 as compared to $136,341 at December 31, 2003. This 57.7% decrease is reflective of the forgiveness, amortization and write-off of some of the loans disbursed in the current and prior years. A majority of the loans will be forgiven based on the recipient's production or employment through a specific time period. The Company amortizes the principal amount of the loan over the performance period or the employment period, whichever is shorter.

      Furniture, Fixtures and Leasehold Improvements, net, at September 30, 2004, decreased to $102,833 as compared to $142,498 at December 31, 2003. This 27.8% decrease results from depreciation, write-off's specifically related to the furniture, fixtures and leasehold improvements located in the San Francisco office which was closed after the August 2004 commission period, offset by the purchase of furniture, fixtures and leasehold improvements.

      Deferred Tax Assets, net at September 30, 2004 amounted to $1,844,604 as compared to $2,165,805 at December 31, 2003. The deferred tax assets changed during the period due to the expected utilization of the Company's net operating loss carryforward and other temporary differences which resulted in a decrease in its valuation allowance. At September 30, 2004, the valuation allowance is approximately 37% of its deferred tax assets related to its net operating loss carryforwards and other temporary differences as a result of events giving rise to greater expectation of a return to long-term profitability. At September 30, 2004, the deferred tax assets amount to approximately $2,928,000 and the recorded valuation allowance amounted to approximately $1,083,000. If the Company continues to be profitable then it anticipates being able to use a substantial portion of the deferred tax assets.

      Other assets decreased by 37.5% to $531,479 at September 30, 2004, from $850,669 at December 31, 2003. The net decrease is primarily attributable to receipt of a clearing broker conversion cost reimbursement receivable, receipt of unit investment trust commission receivables related to the Company's retail activities, and a decrease in prepaid expenses and deposits related to the Company's general operations, partially offset by two loans made to a potential investment banking client. Other assets at September 30, 2004 consisted of a loan to a potential investment banking client of $100,000, unit investment trust and mutual fund commissions receivable of approximately $49,000, prepaid expenses of approximately $117,000, rent and other deposits inclusive of a letter of credit deposit of approximately $210,000, and other assets of approximately $55,000. Other assets at December 31, 2003 consisted of clearing broker conversion cost reimbursement receivable of $300,000, unit investment trust and mutual fund commissions receivable of approximately $108,000, prepaid expenses of approximately $146,000, rent deposits inclusive of a letter of credit deposit of approximately $224,000, and other assets of approximately $73,000.

      Securities sold, not yet purchased amounted to $43,352 at September 30, 2004 as compared to $123,972 at December 31, 2003. Management monitors these positions on a daily basis and covers short positions when deemed appropriate.

      Accrued compensation was $923,734 at September 30, 2004 as compared to $1,892,160 at December 31, 2003, a 51.2% decrease. The revenues upon which commission income to registered representatives and the revenues upon which other compensation is based directly affect this line item, which was lower at the end of the current quarter as compared to 2003. Additionally, this line item decreased due to payment during January 2004 of the accrued bonuses accrued at December 31, 2003. Finally, this line item decreased due to the deferred commission payout which was paid during April 2004.

      Accounts payable and accrued expenses at September 30, 2004 were $3,242,636 as compared to $4,180,279 at December 31, 2003, a 22.4% decrease. The decrease is primarily attributable to the payments related to the resolution of three NASD matters offset by the increase in the accrued liability related to existing claims, arbitrations and unpaid settlements as well as the collection in March 2004 of the annual maintenance fee charged to client accounts and the recording of an offsetting liability in the Company's consolidated statement of financial condition. The income related to the annual maintenance fee will be recognized monthly as the annual fee is amortized. Additionally, this line item decreased due to the decrease in payables related to the Company's general business. Finally, this line item is offset by a decrease in the deferred commission interest which was paid during April 2004. Accounts payable and accrued expenses at September 30, 2004 consisted of accrued professional fees of approximately $357,000, accrued communication charges of approximately $212,000, accrued computer and copier charges of approximately $205,000, accrued arbitration settlements of approximately $925,000, accrued lease expense of approximately $498,000, accrued regulatory expense of approximately $29,000 and other accounts payable and accrued expenses of approximately $1,017,000. Accounts payable and accrued expenses at December 31, 2003 consisted of accrued professional fees of approximately $588,000, accrued communication charges of approximately $233,000, accrued computer and copier charges of approximately $202,000, accrued arbitration settlements of approximately $191,000, accrued lease expense of approximately $648,000, accrued regulatory expense of approximately $1,250,000 and other accounts payable and accrued expenses of approximately $1,069,000.

      Subordinated borrowings amounted to $1,875,000 at September 30, 2004 as compared to $2,062,500 at December 31, 2003. During March 2002, Kirlin Securities received from its clearing broker a $2,500,000 three-year subordinated loan that requires payments over various periods of time during this three-year period. During the nine-month period ended September 30, 2004, the Company repaid $187,500 of this subordinated loan back to the clearing broker, which payment was made from the funds received from the clearing broker under the rebate agreement.

      The Company, as guarantor of its customer accounts to its clearing brokers, is exposed to off-balance-sheet risks in the event that its customers do not fulfill their obligations with the clearing brokers. In addition, to the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the condensed consolidated financial statements.

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


CONSOLIDATED CONTRACTUAL OBLIGATIONS AND LEASE COMMITMENTS


      The table below summarizes information about our consolidated contractual obligations as of September 30, 2004 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.



                                                                                                                        2008 and
                                            Total       2004            2005             2006             2007         thereafter
                                         ----------   --------     ------------      ----------     ------------      -----------

Equipment lease obligations              $  370,836   $   55,294   $    199,407      $  113,297     $      2,838      $        --
Office lease obligations                  1,129,623      224,746        663,402         147,492           93,983               --
Employment contract obligations           2,957,083      188,750        755,000         755,000          755,000          503,333
                                         ----------   ----------   ------------      ----------     ------------      -----------

                                         $4,457,542   $  468,790   $  1,617,809      $1,015,789     $    851,821      $   503,333
                                         ==========   ==========   ============      ==========     ============      ===========

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


ITEM 4. CONTROLS AND PROCEDURES.

            An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 2:  SALES OF UNREGISTERED SECURITIES

==========================================================================================================================
                                                             CONSIDERATION
                                                             RECEIVED AND                                  IF OPTION,
                                                            DESCRIPTION OF                                 WARRANT OR
                                                            UNDERWRITING OR          EXEMPTION            CONVERTIBLE
                                                          OTHER DISCOUNTS TO            FROM            SECURITY, TERMS
    DATE                                                 MARKET PRICE AFFORDED      REGISTRATION         OF EXERCISE OR
  OF SALE         TITLE OF SECURITY      NUMBER SOLD         TO PURCHASERS            CLAIMED              CONVERSION
--------------------------------------------------------------------------------------------------------------------------

   8/2/04        Options to purchase       10,164        Options granted under          4(2)          Fully exercisable on
                 Common Stock                            1994 Stock Plan - no                         date of grant for a
                                                         cash consideration                           period of 5 years
                                                         received by the                              from date of grant,
                                                         Company.                                     at an exercise price
                                                                                                      of $4.0145 per share.
--------------------------------------------------------------------------------------------------------------------------

   8/2/04        Options to purchase        9,901        Options granted under          4(2)          Fully exercisable on
                 Common Stock                            1994 Stock Plan - no                         8/2/07, for a period
                                                         cash consideration                           of 5 years from date
                                                         received by the                              of grant, at an
                                                         Company.                                     exercise price of
                                                                                                      $3.55 per share.
--------------------------------------------------------------------------------------------------------------------------


ITEM 5: OTHER INFORMATION

            On June 24, 2004, the nominating committee of the board of directors adopted and the board of directors approved the Company's nominating committee charter, a copy of which has been filed as Exhibit 99.1 to this Form 10-Q. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the Company's board of directors. The nominating committee will consider persons identified by its members, management, stockholders, investment bankers and others. The nominating committee also established a method by which stockholders may propose to the nominating committee candidates for selection as nominees for directors, which is included as part of Exhibit 99.1 to this Form 10-Q.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) 31.1          Section 302 Certification of Chief Executive Officer.

         31.2          Section 302 Certification of Chief Financial Officer.

         32            Section 906 Certification.

         99.1          Nominating Committee Charter.

     (b) Reports on Form 8-K

         None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Kirlin Holding Corp.
                                        --------------------------------
                                        (Registrant)


Dated:    November 12, 2004             By:   /s/ Anthony J. Kirincic
                                              ----------------------------------
                                              Anthony J. Kirincic
                                              President


Dated:    November 12, 2004             By:   /s/ Barry E. Shapiro
                                              ----------------------------------
                                              Barry E. Shapiro
                                              Chief Financial Officer
                                              (and principal accounting officer)